Form 10QSB
period 2006-02-28
French Peak Resources Inc.
filed 2006-05-26
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-130858

FRENCH PEAK RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Park Avenue, Suite 1700, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 572-6395

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 25, 2006: 15,500,000 shares of common stock.

FRENCH PEAK RESOURCES, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended February 28, 2006 are not necessarily indicative of results that may be expected for the year ending November 30, 2006. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of February 28, 2006 and November 30, 2005

ASSETS

CURRENT ASSETS	2/28/2006	11/30/2005

Cash	$13,491	$23,514

Total Current Assets	13,491	23,514

TOTAL ASSETS	13,491	23,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	1,000	650

Total Current Liabilities	1,000	650

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	1,000	650

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(69,509)	(59,136)

Total Stockholders’ Equity	12,491	22,864

TOTAL LIABILITIES AND EQUITY	$13,491	$23,514

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending February 28, 2006 and
from inception (May 5, 2005) through February 28, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
	2/28/2006	TO 02/28/06

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	10,373	23,009

GENERAL EXPLORATION	-	46,500

OPERATING INCOME	(10,373)	(69,509)

ACCUMULATED DEFICIT	$(10,373)	$(69,509)

Earnings (loss) per share, basic	$(0)	$(0.01)

Weighted average number of common shares	12,291,667	12,291,667

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
As of February 28, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers’	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(10,373)	(10,373)

Balance, February 28, 2006	15,500,000	$15,500	$66,500	$(69,509)	$12,491

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the three months ending February 28, 2006 and
from inception (May 5, 2005) through February 28, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	2/28/2006	TO 02/28/06

Net income (loss)	$(10,373)	$(69,509)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	12,000
Increase (Decrease) in accrued expenses	350	1,000

Total adjustments to net income	350	13,000

Net cash provided by (used in) operating activities	(10,023)	(56,509)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	70,000

Net cash provided by (used in) financing activities	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(10,023)	13,491
Cash - beginning balance	23,514	-

CASH BALANCE END OF PERIOD	$13,491	$13,491

The accompanying notes are an integral part of these financial statements.

 FRENCH PEAK RESOURCES INC.

(an exploration stage company)

FOOTNOTES TO FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

FRENCH PEAK RESOURCES INC. (the Company), an exploration stage company, was incorporated on May 5, 2005 in the State of Delaware. The Company is an exploration stage mining company. On July 15, 2005 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for exploration. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration stage.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The fiscal year end of the Company is November 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition:

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses:

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Non-mining Property and Equipment:

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company’s capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

FRENCH PEAK RESOURCES INC.

(an exploration stage company)

FOOTNOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock Based Compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions:

The Company’s functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

FRENCH PEAK RESOURCES INC.

(an exploration stage company)

FOOTNOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company’s management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock:

The Company has authorized one hundred million (100,000,000) shares of common Stock with a par value of $.001. The Company has 15,500,000 shares of common stock issued and outstanding.

On May 5, 2005 the Company issued 12,000,000 shares of common stock to the Company President, Robert Waters, as compensation for the formation of the corporation and services rendered for a value of $12,000 or $0.001 per share.

During October 2005, the Company issued 3,500,000 shares of common stock at a price of $.02 per share in a private placement offering exempt from registration with the U.S. Securities Act of 1933 for a total value of $70,000.

Common Stock Recorded as Compensation:

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144.Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding.

2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

FRENCH PEAK RESOURCES INC.

(an exploration stage company)

FOOTNOTES TO FINANCIAL STATEMENTS

NOTE 7 – CONTRACTS AND AGREEMENTS

On July 15, 2005 the Company entered into a purchase agreement with an individual, David Deering, whereby a 100% interest in 46 mineral claims located 65Km Northeast of Smithers, British Columbia, Canada was purchased. The Company has satisfied the initial payment of $46,500 and will need a further $20,000 to be paid on or before June 15, 2007. The agreement calls for a production royalty of 2½% percent to be paid to the seller of the Net Smelter Returns from the production of minerals from the Mining.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments of the Company include the responsibility to the registration costs of the proposed filing.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company lacks an operating history and has losses which we expect to continue into the future. The Company was incorporated in May 2005 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	ability to locate a profitable mineral property
•	ability to generate revenues
•	ability to raise the capital necessary to continue exploration of the property.

Based upon current plans, the Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause the Company to go out of business.

The Company intends to generate additional capital from the public markets to increase its ability to locate profitable mineral property and generate revenues. The Company may also consider public or private debt transactions and/or private placement, but has no such actions in place at this time.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On February 28, 2006 we had $13,491 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on May 5, 2005 for the purpose of locating and developing copper exploration properties in British Columbia.

Overview

Pursuant to our business plan we searched for available copper mineral exploration properties in North Central British Columbia. In July 2005, we entered into an option agreement with David Deering to acquire a 100% interest in the FRENCH claim. Our mineral claim is located 65 km northeast of Smithers in the Province of British Columbia. The property can be acquired from Deering by paying him option payments totalling $66,500. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper on the FRENCH claim we may have to cease operations on the FRENCH claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the FRENCH claim.

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates consisting of suitable exploration properties. Initially we will seek exploration properties held by individuals or small private corporations. We need to diversify our property holdings to improve the likelihood that we secure a property that can be developed into a mine. There can be no assurance that we will finalize and close any transactions or be able to identify suitable acquisition candidates or, to negotiate their acquisition at prices or on terms and conditions favorable to us.

Property Option Payments

Pursuant to our agreement, we are required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and are required to pay a further $20,000 by June 15, 2007.

Exploration stage expenses from inception through February 28, 2006 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $23,009 of general and administrative costs for a total expense of $69,509 as captioned in the financial statement's statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

Our plan of operations for the next twelve months is to continue exploration activities on the property. We are planning to spend $16,000 on further exploration on the property. If we are successful in raising sufficient capital we hope to carry out most or all of the work described under Further Exploration in the FRENCH Claim section of this prospectus in the next twelve months. We are current in all of our obligations.

The following is a 12 month budget:

Exploration and site work (samples)	16,000
General and administrative	2,400
Total	$18,400

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we must raise more capital by April, 2007 to carry out further exploration programs to maintain our interest in the FRENCH claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We intend to pursue financing activities in the fall of 2006.

We plan to raise a minimum of $45,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the fall of 2006. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Critical Accounting Policies

French Peak’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, French Peak views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on French Peak’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FRENCH PEAK RESOURCES, INC.
Registrant

Date: May 25, 2006	By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors