Form 10QSB
period 2006-05-31
French Peak Resources Inc.
filed 2006-07-10
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 7, 2006: 15,500,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended May 31, 2006 are not necessarily indicative of results that may be expected for the year ending November 30, 2006. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.

(an exploration stage company)

FINANCIAL STATEMENTS

As Of May 31, 2006

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS’ EQUITY	F-3

STATEMENT OF CASH FLOWS	F-4

FINANCIAL STATEMENT FOOTNOTES	F-5

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of May 31, 2006 and November 30, 2005

ASSETS

CURRENT ASSETS	5/31/2006	11/30/2005

Cash	$13,469	$23,514

Total Current Assets	13,469	23,514

TOTAL ASSETS	$13,469	$23,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	1,350	650

Total Current Liabilities	1,350	650

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	1,350	650

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(69,881)	(59,136)

Total Stockholders' Equity	12,119	22,864

TOTAL LIABILITIES AND EQUITY	$13,469	$23,514

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six months and three months ending May 31, 2006 and
the 27 days ending May 31, 2005 then
from inception (May 5, 2005) through May 31, 2006

	6 MONTHS	3 MONTHS	27 DAYS	FROM
	ENDING	ENDING	ENDING	INCEPTION
	5/31/2006	5/31/2006	5/31/2005	TO 5/31/2006

REVENUE	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	10,745	372	12,600	23,381

GENERAL EXPLORATION	-	-	-	46,500

OPERATING INCOME	(10,745)	(372)	(12,600)	(69,881)

ACCUMULATED DEFICIT - BEGINNING	(59,136)	(69,509)	-	-

ACCUMULATED DEFICIT - ENDING	$(69,881)	$(69,881)	$(12,600)	$(69,881)

Earnings (loss) per share, basic	$(0.00)		$(0.00)

Weighted average number of common shares	15,500,000		7,000,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of May 31, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(10,745)	(10,745)

Balance, May 31, 2006	15,500,000	$15,500	$66,500	$(69,881)	$12,119

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the six months ending May 31, 2006 and
the 27 days ending May 31, 2005 then
from inception (May 5, 2005) through February 28, 2006

	6 MONTHS	27 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	5/31/2006	5/31/2005	TO 5/31/2006

Net income (loss)	$(10,745)	$(12,600)	$(69,881)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	12,000	12,000
Increase (Decrease) in accrued expenses	700	600	1,350

Total adjustments to net income	700	12,600	13,350

Net cash provided by (used in) operating activities	(10,045)	-	(56,531)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(10,045)	-	13,469
Cash - beginning balance	23,514	-	-

CASH BALANCE END OF PERIOD	$13,469	$-	$13,469

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006

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

Common Stock Recorded as Compensation:

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144. Compliance with Rule 144 is discussed in the following paragraph.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments of the Company include the responsibility to the registration costs of the proposed filing.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

NOTE 9 – GOING CONCERN

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

The Company was incorporated in March 2004 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On May 31, 2006 we had $13,469 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we are required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and are required to pay a further $20,000 by June 15, 2007. Exploration stage expenses from inception through May 31, 2006 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $23,381 of general and administrative costs for a total expense of $69,881 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: July 10, 2006	By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors