Form 10QSB
period 2006-08-31
French Peak Resources Inc.
filed 2006-10-16
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2006.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2006: 15,500,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended August 31, 2006 are not necessarily indicative of results that may be expected for the year ending November 30, 2006. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of August 31, 2006

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of August 31, 2006 and November 30, 2005

ASSETS

CURRENT ASSETS	8/31/2006	11/30/2005

Cash	$13,447	23,514

Total Current Assets	13,447	23,514

TOTAL ASSETS	$13,447	$23,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	1,700	650

Total Current Liabilities	1,700	650

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	1,700	650

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(70,254)	(59,136)

Total Stockholders' Equity	11,747	22,864

TOTAL LIABILITIES AND EQUITY	$13,447	$23,514

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months and three months ending August 31, 2006 and the 119 days and three months ending August 31, 2005 then
from inception (May 5, 2005) through August 31, 2006

	9 MONTHS	3 MONTHS	119 DAYS	3 MONTHS	FROM
	ENDING	ENDING	ENDING	ENDING	INCEPTION
	8/31/2006	8/31/2006	8/31/2005	8/31/2005	TO 8/31/2006

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,118	373	12,600	-	23,754

GENERAL EXPLORATION	-	-	-	-	46,500

OPERATING INCOME	(11,118)	(373)	(12,600)	-	(70,254)

ACCUMULATED DEFICIT - BEGINNING	(59,136)	(69,881)	-	-	-

ACCUMULATED DEFICIT - ENDING	$(70,254)	$(70,254)	$(12,600)	$-	$(70,254)

Earnings (loss) per share, basic	$(0.00)		$(0.00)

Weighted average number of common shares	15,500,000		7,000,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of August 31, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(11,118)	(11,118)

Balance, August 31, 2006	15,500,000	$15,500	$66,500	$(70,254)	$11,747

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending August 31, 2006 and
the 119 days ending August 31, 2005 then
from inception (May 5, 2005) through August 31, 2006

	9 MONTHS	119 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	8/31/2006	8/31/2005	TO 8/31/2006

Net income (loss)	$(11,118)	$(12,600)	$(70,254)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	12,000	12,000
Increase (Decrease) in accrued expenses	1,050	600	1,700

Total adjustments to net income	1,050	12,600	13,700

Net cash provided by (used in) operating activities	(10,068)	-	(56,554)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(10,068)	-	13,447
Cash - beginning balance	23,514	-	-

CASH BALANCE END OF PERIOD	$13,447	$-	$13,447

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.

FINANCIAL STATEMENT FOOTNOTES

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Non-mining Property and Equipment:

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

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

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock Based Compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 was revised with SFAS 123(R) which the Company has adopted to account for stock based compensation.

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

Foreign Currency Translation and Transactions:

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS' EQUITY

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

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding.

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

NOTE 7 - CONTRACTS AND AGREEMENTS

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

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements. The Company’s management is not aware of any asserted or unasserted claims at this time.

NOTE 9 - GOING CONCERN

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

The Company was incorporated in March 2004 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	ability to locate a profitable mineral property
-	ability to generate revenues
-	ability to raise the capital necessary to continue exploration of the property.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On August 31, 2006 we had $13,447 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we are required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and are required to pay a further $20,000 by June 15, 2007. Exploration stage expenses from inception through August 31, 2006 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $23,754 of general and administrative costs for a total expense of $70,254 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

We plan to raise a minimum of $45,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the winter of 2006. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: October 16, 2006            By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors