Form 10KSB
period 2006-11-30
French Peak Resources Inc.
filed 2007-02-27
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127329

French Peak Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, Suite 1700, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 572-6395

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of February 26, 2007: $0.

Number of shares of the registrant’s common stock outstanding as of February 26, 2007: 15,500,000 shares of Common Stock.

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

        Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the operations of French Peak Resources, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

We are a Delaware corporation formed on May 5, 2005 to search for available properties in north central British Columbia. In July 2005, we entered into an agreement which was negotiated at arms length with David Deering to acquire a 100% interest in the FRENCH claim. The FRENCH claim is situated approximately 65 kilometers northeast of the Smithers, British Columbia. The property can be acquired from Deering by paying a total of $66,500 in two option payments. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 ½% can be purchased for $1,000,000 within 12 months of the commencement of commercial production. The property is also subject to a 71/2% Gross Rock Royalty which will due upon the property reaching commercial production.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in a mineral claim that we refer to as the FRENCH mineral claim. Further exploration of this mineral claim is required before a final determination as to their viability can be made. Although there is evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possess commercially exploitable quantities of copper. We will not be able to determine whether or not our mineral claim contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Mr. Waters, our president, has not visited our mineral claim.

Once we receive the results of our first exploration program, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration. Our initial program will cost approximately $16,000 and the report of our consulting geologist should be available in December 2007. In the event that a follow-up exploration program is undertaken, the costs are expected to be approximately $85,000 and the geologist’s report should be available by fall of 2007. The existence of commercially exploitable mineral deposits in the FRENCH mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program. If we are unable to delineate commercial quantities of copper on the FRENCH claim we may have to cease operations on the FRENCH claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the FRENCH claim.

Acquisition of the FRENCH mineral claim

We entered into an agreement with David Deering to acquire a 100% interest in the FRENCH claim. The FRENCH claim is situated approximately 65 kilometers northeast of the Smithers, British Columbia. The property can be acquired from Deering by paying a total of $66,500 in two option payments. A total of $46,500 has been paid as required by the agreement. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010.

Property Option Payments

We are required to pay Deering two option payments to keep our Agreement in good standing. We must pay Deering a total of $66,500 to secure our 100% interest in the FRENCH claim. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$ 46,500	Paid Nov-05-06
Final	$ 20,000	Jun-15-07
Total	$ 66,500

After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 ½% can be purchased for $1,000,000 within 12 months of the commencement of commercial production.

In order to minimize cost and any inconvenience, we have not registered the FRENCH mineral claim in our name with the B.C. Mineral Titles Branch but have registered the claim in the name of our President, Robert Waters, who holds the FRENCH claim in trust. We intend to register the claim in our name following the completion of our second exploration program. George Nicholson our geologist is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures.

We selected these properties based upon the advice of Mr. Nicholson. In his report dated August 31, 2005, our consultant recommended that we launch an initial exploration program on our claim which will cost us approximately $16,000. As our consulting geologist, Mr. Nicholson, has performed the research on public exploration documents. Mr. Nicholson has not conducted the prospecting, mapping, and sampling or rock and soil sample assays which are required to complete the first phase of the exploration program. We expect that this work will be completed in the fall of 2006.

George Nicholson is an independent geological consultant offering professional geological, exploration, and consulting services. He has been in business for 19 years. As such, he has been engaged to provide these services for various clients located in North America. George Nicholson is a graduate of the University of British Columbia with Bachelor of Science degree in geology. He is a member of the Association of Professional Engineers and Geoscientists of British Columbia. He is capable of developing mineral projects, initiating exploration programs from the “grass roots” level and carrying these projects through all phases of exploration to the mining feasibility stage. George Nicholson is also a free miner in British Columbia. He is qualified to write and submit reports to the British Columbia Ministry of Energy and Mines for assessment work purposes.

Upon the completion of the initial exploration phase, we intend to request that our consulting geologist review the results of the exploration program and report back to us with his recommendations, if any, with regard to further exploration programs. To date, we completed the research of public exploration documents in the preparation of the geological report.

The eventual goal is to explore the FRENCH claim property with the intent of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate a delay in proceeding. Due to the fluctuation in the prices for minerals, it is also possible that mineral exploration ventures may not be profitable resulting in our inability to attract funding from investors to finance further exploration.

Description and Location of the FRENCH mineral claim

The FRENCH mineral claim is a mineral claim located within the Omineca Mining Division of British Columbia.

Name	Record Number	Units	Anniversary Date
FRENCH 1	503975	183.83	January 17, 2007

The FRENCH group total area is 183.83 hectares. For assessment purposes in British Columbia, assessment work of $4.00 per hectare per year is applicable for years 1 through 3, increasing thereafter to $8.00 per hectare. In addition, filing fees of $0.40 per hectare are due in years 1-3 rising to $0.80 thereafter. It is our intention to continue exploration work and expend the necessary amounts to maintain our claim in good standing.

Annual Assessment Work and Filing Fees

The FRENCH claim will require that the annual minimum amount of exploration work that must be expended and filed along with an engineering report describing the work. The report and the description of the work must be accepted by the BC Government. The following table computes the actual minimal amount of acceptable work expenditures to be incurred. Any work carried out in a year that exceeds the minimal annual requirement, that excess dollar amount can be carried forward to future years.

Annual Assessment Work and Filing Fees

Date	Assessment per ha	Filing Fee per ha	Total Cdn$	Acc Total

17-Jan-07	$4.00	$0.40	$809	$809
17-Jan-08	$4.00	$0.40	$809	$1,618
17-Jan-09	$4.00	$0.40	$809	$2,427
17-Jan-10	$8.00	$0.80	$1618	$4044

It is our intention to apply all funds expended on our FRENCH mineral claim as assessment work on the claim. In the event that all $16,000 of our first stage exploration program funds are expended prior to January 17, 2007 that amount of expenditure will hold the claim in good standing for approximately ten years.

The Province of British Columbia owns the land covered by the mineral claim. Currently, we are not aware of any native land claim that might affect our title to the mineral claim or to British Columbia’s title of the property.

Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in this claim.

Prior to the expiration dates listed above, we plan to file for an extension of our mineral claim. In order to extend the expiration dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claim. A maximum of ten years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claim will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

Mining Business in British Columbia

The mining industry in the 1990s was plagued by an anti-mining government, First Nations land claims and low commodity prices. In a 2002 report prepared by the Fraser Institute, a Canadian think tank, British Columbia was ranked a lowly 44th out of 64 world-wide mining districts. Soon after the new British Columbia provincial government was voted in 2001, it established a task force with a mandate to review the negative issues and to recommend policies to improve the mineral exploration investment back to the province. The government enacted incentives to change the tax regime, for the streamlining of regulatory and approval processes, for the extension of private investor tax breaks and to develop land management plans that provide security for the land base. The British Columbia government released “The B.C. Mining Plan” in January 2005 helping to focus British Columbia’s resources to ensure that the province remains globally competitive in the mineral extraction sector.

British Columbia has eight operating mines, of which six produce copper. The exploration expenditures bottomed out at $25.0 million Cdn in 2001 and were over $100.0 million Cdn in 2004, according to the B.C. Mine Plan.

The B.C. Mine Plan outlines the following:

•	B.C. Mineral potential is good
•	B.C. Has untapped reserves of metals
•	Competitive taxes
•	Streamlined regulatory requirements
•	Electricity rates are among the lowest in North America
•	Highly skilled work force
•	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

North Central British Columbia

The area covered by the FRENCH claim is underlain by Jurassic to Lower Cretaceous Bowser lake Group sediments which have been intruded by Late Cretaceous Bulkley Intrusions.

The sediments are comprised of siltstone to conglomerate with minor interbedded volcaniclastic rocks. The intrusive rocks can be divided into 3 units. An early quartz monzonite was intruded by a feldspar porphyry which was in turn intruded by a Biotite Feldspar porphyry.

Post mineralization dykes with magnetite intrude earlier rocks. Major north-south, and east-west fault/lineaments transect the area.

FRENCH Claim

We have selected the FRENCH claim because of promising geology and the geochemical signature. The FRENCH claim is situated approximately 65 km northeast of Smithers, British Columbia; in the Suskwa River drainage. The French Peak claim is located in the Omineca Mining Division on N.T.S. Map sheet 93M/7W.

At present, the claims are accessed by helicopter from Smithers. A major logging road up the Suskwa River comes within 15 km of the property. A bulldozer track following the Suskwa River runs 2 km south of the property.

Climatic Conditions

The FRENCH claim covers an alpine plateau and treed creek valleys at an average of 1500 metres. French Peak is a conical feature 3 km east of the property. The property area is mostly overburden covered. Alpine vegetation occurs above 1800 meters while mature spruce, hemlock and cedar forests occur at lower elevations. Given the location in north central BC, winters are cold with average temperatures of -20°C to -30°C and 3-5 metres of snow. Snowfall lasts from mid-October to mid-June. Summers are dry and cool with temperatures averaging only 15°C.

The property is 65 km northeast from Smithers, a major infrastructure hub for the region. All services are available here: airports, roads, rail, hospitals, police, groceries and supplies, heavy equipment and qualified equipment contractors.

Geology of the FRENCH Mineral Claim

The FRENCH claim is underlain by Jurassic to Lower Cretaceous Bowser lake Group sediments which have been intruded by Late Cretaceous Bulkley Intrusions. The sediments are comprised of siltstone to conglomerate with minor interbedded volcaniclastic rocks. The intrusive rocks can be divided into 3 units. An early quartz monzonite was intruded by a feldspar porphyry which was in turn intruded by a Biotite Feldspar porphyry. Post mineralization dykes with magnetite intrude earlier rocks. Major north-south and east-west fault/lineaments transect the area. The sediments have been hornfelsed by the Bulkley Intrusions. Within the intrusive rocks, especially along the western contact with the hornfelsed sediments, moderate to locally intense kaolinization and weak to moderate silicification occur. An extensive pyrite halo, 2 km wide in an east-west direction by 1.5 km in a north-south direction, can be traced on the property.

Sulphide mineralization increases with increasing alteration intensity. Sulphides are predominately pyrite (2 to 5%, locally 20%), with lesser chalcopyrite, galena, sphalerite, tetrahedrite and arsenopyrite.

Pyrite occurs disseminated within the sediments and intrusive rocks and within later quartz ( calcite stringers. The remaining sulphides are found primarily in late stage Quartz stringers. Massive pyrite ( arsenopyrite veins (1 to 10 cm wide), occur locally.

Results from rock chip sampling of bulldozer trenches ranged from trace mineralization to 33.5 metres of 0.22% Cu, 1.1 oz/ton Ag. Drilling results form 6 holes averaged around 0.1% Cu with 0.02% molybdenite. The best drill intersection was 27.5 metres with 0,22% Cu, 0.011% Mo. Only one gold assay is reported from the trenching and drilling programs. Later chip sampling of the trenches returned results as high as 0.21 ppm Au. A grab sample of sulphide rich float assayed 7.05 ppm gold and 700.8 ppm silver.

Sufficient exploration has not been conducted to determine if this deposit contains mineralization in sufficient concentration or quantity to be economically mineable.

Exploration Potential

Our consulting geologist concluded that the FRENCH mineral claim exhibits an environment favorable to the discovery of economic deposits of copper where broad zones of intense alteration and metallic mineralization has been explored by surface geology and soil geochemical studies. Our geological consultant further concludes that mineralization on the French Peak property is now being viewed primarily as copper-gold-silver in a porphyry stock work setting. Late stage cross-cutting quartz-calcite-sulphide veins within an intrusive quartz-feldspar porphyry and the adjacent volcanic and sedimentary rocks are demonstrative of epigenetic activity.

The last serious exploration efforts were over 30 years ago that delineated a large area of lower grade copper, molybdenum and zinc ore body. Higher grade sections are not entirely understood. With increased metal prices, a greater knowledge of depositional models, and advances in geochemical and geophysical techniques, a concerted exploration program needs to be undertaken on the French Peak claim to fully assess its potential.

Recommendations

Our geological consultant recommends an exploration program on the FRENCH mineral claim to test for the presence of large body type mineral deposits. The initial stage of this program will be to complete research of public records to assist in determining the outcomes of exploration programs conducted by others in past years. Previous work on the property has discovered porphyry type mineralization with 0.1 to 0.22% copper and associated molybdenum and zinc values over significant widths by following up geochemical and geophysical surveys with trenching and diamond drilling. With recent price increases for the metals found on the property, the grades of mineralization are interesting and many anomalies remain untested. The limited analysis for gold and silver suggest that these elements may occur with the copper mineralization in economically significant concentrations. The property should be re-evaluated as a potential copper-gold-silver deposit.

Work to date shows that the mineralization is responsive to geophysical techniques and to soil geochemistry. Exploration on the property should include re-evaluating any old geochemical data available, testing the correlation between gold geochemistry and copper-lead-zinc geochemistry, and then doing any further soil sampling required to cover the potential mineralized zone. A new Induced Polarization (IP) survey should be conducted over the entire claim.

The on-site drill core from the 1971 drilling is reported to be in very poor condition. Some drill core could be assayed for gold content.

This work should be followed up by trenching of prospective areas not previously trenched. Trenching may not always possible due to the depth of the overburden. Assay results from trench sampling may not provide good results due to strong weathering, but the strength of mineralization should be apparent.

A diamond drill program should then be undertaken to test the best mineralized/altered areas previously uncovered and any new zones outlined.

Due to the elevation of the property, field work should not start until July. The geochemical and geophysical work could be done in July followed by backhoe trenching in August. A limited diamond drill program testing the gold potential could then be conducted in late August or September. Further diamond drilling would be contingent on encouraging results from the initial drilling.

Our consultant further recommended a program of prospecting, mapping, and sampling. In addition, prior to diamond drilling of defined targets, additional geological or geochemical surveys may be necessary, provided we receive successful results from these surveys.

The property will be explored by a series of work phases and each following phase is dependent on the success of the prior phase. To date we have engaged George Nicholson P.Geo. to assess and write a report on the FRENCH claim outlining what has been done to date and his recommended work program.

The FRENCH claim will develop on a planned three-phase exploration program.

Phase 1

The first phase will be carried out in the summer of 2006 and the results and the engineering report is expected to be ready in the late fall. Mr. George Nicholson recommends that a geologist carry out an on-site review and examine in detail the mineralization and alterations developed along the gossans. The previous work carried out is outlined in George Nicholson’s engineering report.

The $16,000 budget for the first phase of exploration is as outlined in the table below:

All US $

Phase 1

Grid Establishment		$5,000.00
Soil Geochemistry	200 samples @ $20/sample	4,000.00
Helicopter	2 hours @ $1000/hr	2,000.00
Camp, Supplies		500.00
Mob/Demob		1,000.00
Report		1,000.00
Contingency		2,000.00

TOTAL		$16,000.00

If the initial site inspection is favorable, we would carry out the geophysical phase of the program as outlined in the second phase described below.

Phase II

Once the site observations and assays are received and the information plotted and analyzed, a ground geophysics program will be designed. The program would commence in the summer of 2007 depending on weather and the availability of an appropriate contractor. The $85,000 preliminary geophysical program is outlined in the table below:

All US
Phase II

I.P. Geophysics	30 line km @ $2000/km	$60,000.00
Helicopter	6 hours @ $1000/hr	6,000.00
Camp, Supplies		3,000.00
Mob/Demob		4,000.00
Report		4,000.00
Contingency		8,000.00

TOTAL		$85,000.00

If the geophysical results are encouraging then a diamond drilling program would be prepared.

Phase III

Based on the satisfactory results in the Phase II, a number of steps would be taken. Additional geophysical work would be carried out to help select drill targets. The drilling program could be enlarged and step-out holes to follow structures and to determine the potential size of the mineralization. This work would be carried out in the fall of 2007. If the results are very encouraging then steps could be taken to secure additional mineral claim in the area either by staking if it is available or by joint venture if it is owned. The budget for this phase will depend on the scope of work that will be in the program.

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed. A diamond drill has a carbide steel head imbedded with diamonds. The diamond drilling activity produces a small diameter (1 1/2 to 3 inches) solid rock core.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to French Peak is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist of hand trenching, sampling, mapping, and possibly a segment of an electronic based geological exploration technique referred to as Induced Polarization. The practice in British Columbia under this act has been to request permission for such a program in a letter to the British Columbia Ministry of Energy and Mines. Permission is usually granted within one week. Should a follow-up exploration program be undertaken, it would probably be intended to refine information garnered in the first phase employing the same methods of exploration.

In addition, the B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits.

Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a commercially viable deposit is discovered.

Item 2.    Description of Property.

We currently use approximately 200 square feet of leased office space at 300 Park Avenue Suite 1700 New York, New York 10022. We lease such space from Robert Waters, our sole officer and principal shareholder, for $200 per month which covers the use of the telephone, office equipment and furniture.

 Mineral Property Agreement

On July 15, 2005, we entered into an agreement with David Deering to acquire a 100% interest in the FRENCH claim. French Peak’s FRENCH mineral claim is situated approximately 65 km northeast of the Town of Smithers in the Province of British Columbia. The property can be acquired from Mr. Deering by paying him option payments totaling $66,500. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000.

Property Option Payments

We are required to pay Mr. Deering two Option Payments to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$ 46,500	Paid Nov-05
Final	$ 20,000	June 15-07
Total	$ 66,500
 Net Smelter Royalty

Net Smelter Returns means the Gross Value of all Minerals, less the following costs, charges and expenses actually paid by the Grantee with respect to the treatment of such Minerals:

1.
Charges for treatment in the smelting and refining processes (including handling, processing, interest and provisional settlement fees, sampling, assaying and representation costs; penalties and other processor deductions);

2.
Actual costs of transportation (including freight, insurance, security, transaction taxes, handling, port, demurrage, delay and forwarding expenses incurred by reason of or in the course of such transportation) of Minerals concentrates or dore metal from the Property to the place of treatment, including any costs incurred by Grantee for transportation of such Minerals concentrates and dore metal from the Property to the place of sale;

3.	Actual sales and brokerage costs on Minerals for which the Net Smelter Returns royalty is payable; and

4.	Sales and use taxes applicable under local, Province and federal law assessed on the sale of the Minerals on which the Net Smelter Returns Royalty is payable (other than taxes based upon income).

 Location and Land Status

The FRENCH mineral claim consists of a mineral claim within the Omineca Mining Division of British Columbia.

Name	Record Number	Units	Anniversary Date
FRENCH 1	510119	183.83	January 17, 2007

The FRENCH group total area is 183.83 hectares.
The claim is presently in good standing until January 17, 2007.

The claim has not been legally surveyed.

Item 3. Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is presently no public market for our common stock. We are applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

As of February 26, 2007, we have 41 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Holders

As of February 26, 2007 in accordance with our transfer agent records, we had 41 recordholders of our Common Stock, holding 15,500,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

French Peak Inc was incorporated in the State of Delaware on May 5, 2005 and 12,000,000 shares were issued to Robert Waters for founders shares. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Waters had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

In October 2005, we completed a Regulation D, Rule 506 Offering in which we issued a total of 3,500,000 shares of our common stock to a total of 40 investors, at a price per share of $.02 for an aggregate offering price of $70,000. Each investor received a copy of our private placement memorandum and completed a questionnaire to confirm that they were either “accredited” or “sophisticated” investors.

The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Dorothy Mercer	50,000
Andrew H. Mercer	50,000
Robert Wellman	50,000
Heather Campbell	50,000
Bryan Minyard	50,000
Robert Paul Bazaluk	50,000
Bill Bazaluk	50,000
Rob Thompson	50,000
Rod F. Rawson	50,000
Roberta Phillips	50,000
R.William Bell	50,000
Gloria Bender	50,000
Teresa Valiquette	50,000
Hisashi Doi	50,000
Emre K. Akyurek	50,000
Lauren Akyurek	50,000
Terri Doi	200,000
Keith Gordon Westover	150,000

Scott Henderson	200,000
Ayla Akyurek	50,000
Neil Taylor	50,000
Mark Scott	50,000
Vernon Kaiman	50,000
Kyle German	50,000
Michael Carlaw	50,000
David Parfitt	150,000
James Bunney	150,000
Arleen Bunney	150,000
Nick Segers	100,000
John R. Miller	100,000
Antonio Uccheddu	75,000
Frank Barr	75,000
Norman Reddy	75,000
George Keeley	125,000
Nancy Talbot	125,000
Angelina Bresolin	125,000
Bethany Calhoun	125,000
Peter Stecher	125,000
Tracey Stecher	175,000
Karly Grant	175,000

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A) No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B) At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C) Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D) The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E) None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in October 2005 were restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

We were organized as a Delaware Corporation on May 5, 2005 for the purpose of locating and developing copper exploration properties in British Columbia. During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

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

Exploration stage expenses from inception through November 30, 2005 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $23,754 of general and administrative costs for a total expense of $70,254 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intended to actively commence raising the required capital during the fall of 2006. Such offering has been delayed and we now intend to commence raising capital by April 2007. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If we are required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Results of Operations

For the Fiscal Years Ended December 31, 2006 and 2005

Revenues

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of November 30, 2006, we had 13,424 cash on hand and liabilities in the amount of $3,450. Accordingly, our working capital position as of November 30, 2006 was $9,974. Since our inception through November 30, 2006, we have incurred a net loss of $70,254. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,118 for the fiscal year ended December 31, 2006, as compared to $12,636 for the 209 days ending November 30, 2005. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Our net loss from operations for the period ending November 30, 2005 was $59,136 as compared to net loss from operations for the fiscal period ending November 30, 2006 of $11,118. The decrease in net loss from operations was due to payment of the general exploration fees of $46,500 in 2005.

Liquidity and Capital Resources

We are currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At November 30, 2006, we had cash of $13,424. In October 2005, we completed a private placement to investors in the amount of $70,000.

In January 2005 we filed a registration statement with the SEC which was declared effective in April 2006 registering 3,500,000 shares of common stock issued to investors in connection with the private placement in October 2005.

We believe that we cannot currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our current contract to provide consulting services and our bank lines and funds from our private financing. However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there is substantial doubt about our ability to continue to operate as a going concern.

As reflected in the accompanying audited financial statements, we are in the development stage, has an accumulated deficit from inception of $70,254 and has a negative cash flow from operations of $54,804 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on ours financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of November 30, 2006 and 2005

INDEPENDENT REGISTERED AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS' EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

Gately & Associates, LLC
Altamonte Springs, FL
jgately@earthlink.net
Tel (407) 341-6942
Fax (407) 540-9612

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders

FRENCH PEAK RESOURCES INC.

Gentlemen:

        We have audited the accompanying balance sheet of FRENCH PEAK RESOURCES INC. (an exploration stage company) as of November 30, 2006 and 2005 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending November 30, 2006, the 209 day ending November 30, 2005 and from inception (July 15, 2005) through November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRENCH PEAK RESOURCES INC. as of November 30, 2006 and 2005, and the statement of operations and cash flows for the twelve months ending November 30, 2006, the 209 days ending November 30, 2005 and from inception (July 15, 2005) through November 30, 2006, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

February 12, 2007

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of November 30, 2006 and November 30, 2005

ASSETS

CURRENT ASSETS	11/30/2006	11/30/2005

Cash	$13,424	23,514

Total Current Assets	13,424	23,514

TOTAL ASSETS	$13,424	$23,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	3,450	650

Total Current Liabilities	3,450	650

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	3,450	650

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(70,254)	(59,136)

Total Stockholders' Equity	11,746	22,864

TOTAL LIABILITIES AND EQUITY	$15,196	$23,514

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending November, 2006 and
the 209 days ending November 30, 2005 then
from inception (May 5, 2005) through November 30, 2006

	12 MONTHS	209 DAYS	FROM
	ENDING	ENDING	INCEPTION
	11/30/2006	11/30/2005	TO 11/30/2006

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,118	12,636	23,754

GENERAL EXPLORATION	-	46,500	46,500

OPERATING INCOME	(11,118)	(59,136)	(70,254)

ACCUMULATED DEFICIT - BEGINNING	(59,136)	-	-

ACCUMULATED DEFICIT - ENDING	$(70,254)	$(59,136)	$(70,254)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	12,291,667

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of November 30, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)	-	-	-	(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)	-	-	-	(11,118)	(11,118)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(70,254)	$11,746

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending November 30, 2006 and
the 209 days ending November 30, 2005 then
from inception (May 5, 2005) through November 30, 2006

	12 MONTHS	209 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	11/30/2006	11/30/2005	TO 11/30/2006

Net income (loss)	$(11,118)	$(59,136)	$(70,254)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	12,000	12,000
Increase (Decrease) in accrued expenses	2,800	650	3,450

Total adjustments to net income	2,800	12,650	15,450

Net cash provided by (used in) operating activities	(8,318)	(46,486)	(54,804)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	70,000	70,000

Net cash provided by (used in) financing activities	-	70,000	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(8,318)	23,514	15,196
Cash - beginning balance	23,514	-	-

CASH BALANCE END OF PERIOD	$15,196	$23,514	$15,196

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of November 30, 2006 and 2005

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

NOTES TO FINANCIAL STATEMENTS

As Of November 30, 2006 and 2005

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

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of November 30, 2006 and 2005

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. Net operating losses of $70,254 for 2006 and $59,136 for 2005 are valued for tax benefits of $14,050 and $11,827, respectively, using an effective tax rate of 15% for federal tax and 5% for state tax.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS' EQUITY

Common Stock:

The Company has authorized one hundred million (50,000,000) shares of common Stock with a par value of $.001. The Company has 15,500,000 shares of common stock issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

As Of November 30, 2006 and 2005

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

NOTE 10 - GOING CONCERN

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

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Robert Waters	56	President, Chief Executive Officer, Chief Financial Officer, Chairman	May 2005

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Robert Waters is our founder and has been our Chief Executive Officer, Chief Financial Officer, President and Director since the company’s inception.

Robert Waters has spent his working career in the public stock market industry. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration.

He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. From September 1999 to September 2000, he provided Las Vegas from home.com services related to public and broker relations and financial analysis.

From September 2000 to September 2003, Mr. Waters was the President of ASDAR Group, an oil and gas exploration firm. On March 4, 2002 Robert resigned as president and remained a director of ASDAR which changed its name to Precise Life Sciences Ltd. and attempted to purchase a 31.6% interest in a biotechnology company, ACGT Corporation. The transaction was not consummated and Mr. Waters was reappointed president of ASDAR in July 23, 2002. On February 18, 2003 the company changed its name to Iceberg Brands Corporation in a failed attempt to acquire Iceberg Drive-Inn, a quick service restaurant chain. On September 8, 2003 the company changed its name to Avalon Gold Corporation and pursued the development of Nevada mining claims. On November 30, 2004 Robert Waters resigned as President, Director and Chief Executive Officer.

From March 2001 to November 2004 he was Secretary, Treasurer, Director and Chief Financial Officer of 2U Online.com, Inc. which became Golden Spirit Minerals Ltd in October 2003 and changed it focus from internet based business development to mineral exploration. In October 2003 the company changed its name to Golden Spirit Minerals Ltd to focus on gold exploration properties in Alaska. Robert Waters resigned as Secretary, Chief Financial Officer and Director in November 2004.

From March 2000 to March 2001, Mr. Waters was the President of Global Performance Capital, an investor relations firm. From July 2004 to present he has been Marketing and Sales advisor to Coffee Pacifica, Inc. a coffee producer and marketing company. Since 2000 he has been president of Infinity Capital and the company raises venture capital for listed companies in Canada. Robert Waters is our sole member of our Board of Directors.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert Waters President, Chief	2006	$0	0	0	0	0	0	0	0
Executive Officer,	2005	$0	0	12,000(1)	0	0	0	0	12,000
Chief Financial Officer

(1)	Mr. Waters received 12,000,000 founders’ shares at $.001 for services rendered to us. He will not receive such compensation in the future.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended November 30, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

The Company does not currently have any employment agreements.

Compensation of Directors

For the fiscal year ended November 30, 2006, we did not compensate our directors for their services.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of February 26, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS, DIRECTOR AND NAMED EXECUTIVE OFFICER

ROBERT WATERS 1600 GOLF ROAD SUITE 1200 ROLLING MEADOWS, ILLINOIS 60008	12,000,000	77.42%

OFFICERS AND DIRECTORS AS A GROUP	12,000,000	77.42%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Item 12.    Certain Relationships and Related Transactions.

We currently use approximately 200 square feet of leased office space at 300 Park Avenue Suite 1700 New York, New York 10022. We lease such space from Robert Waters, our President, for $200 month which covers the use of the telephone, office equipment and furniture.

Our sole officer, Director and founder, Robert Waters is deemed to be our promoter. French Peak Resources Inc was incorporated in the State of Delaware on May 5, 2005 and 12,000,000 shares were issued to Robert Waters as founder’s shares for services rendered as our President. Other than the lease and share issuance set forth herein there have been no other transactions with our promoter.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on January 4, 2006

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to to Form SB-2 filed on January 4, 2006

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on January 4, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended November 30, 2007, we were billed approximately $1,500 for professional services rendered for the audit and reviews of our financial statements. For the period ended November 30, 2005, we were billed approximately $1,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended November 30, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRENCH PEAK RESOURCES, INC.

By:	By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer, Chief Financial Officer

Date:	February 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Robert Waters	President, Chief Executive Officer,	February 26, 2007
Robert Waters	Chief Financial Officer