Form 10QSB
period 2007-02-28
French Peak Resources Inc.
filed 2007-04-16
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2007.
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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 16, 2007: 15,500,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended February 28, 2007 are not necessarily indicative of results that may be expected for the year ending November 30, 2007. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of February 28, 2007

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of February 28, 2007 and November 30, 2006

ASSETS

CURRENT ASSETS	2/28/2007	11/30/2006

Cash	$13,401	$13,424

Total Current Assets	13,401	13,424

TOTAL ASSETS	$13,401	$13,424

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	3,950	3,450

Total Current Liabilities	3,950	3,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	$3,950	$3,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	$(72,550)	(72,027)

Total Stockholders' Equity	9,451	9,974

TOTAL LIABILITIES AND EQUITY	$13,401	$13,424

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending February 28, 2007 and 2006, and
from inception (May 5, 2005) through February 28, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	2/28/2007	2/28/2006	TO 02/28/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	523	10,373	26,050

GENERAL EXPLORATION	-	-	46,500

OPERATING INCOME (LOSS)	(523)	(10,373)	(72,550)

ACCUMULATED DEFICIT - BEGINNING	(72,027)	(59,136)	-

ACCUMULATED DEFICIT - ENDING	$(72,550)	$(69,509)	$(72,550)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of February 28, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)	-	-	-	(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)	-	-	-	(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,974

Net income (loss)	-	-	-	(523)	(523)

Balance, February 28, 2007	15,500,000	$15,500	$66,500	$(72,550)	$9,452

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the three months ending February 28, 2007 and 2006 and
from inception (May 5, 2005) through February 28, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	2/28/2007	2/28/2006	TO 02/28/07

Net income (loss)	$(523)	$(10,373)	$(72,550)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accrued expenses	500	350	3,950

Total adjustments to net income	500	350	15,950

Net cash provided by (used in) operating activities	(23)	(10,023)	(56,600)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(23)	(10,023)	13,401
Cash - beginning balance	13,424	23,514	-

CASH BALANCE END OF PERIOD	$13,401	$13,491	$13,401

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of February 28, 2007

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

As Of February 28, 2007

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

As Of February 28, 2007

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

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards of $72,550 for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of February 28, 2007

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

As Of February 28, 2007

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

As Of February 28, 2007

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On February 28, 2007 we had $13,401 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we are required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and are required to pay a further $20,000 by June 15, 2007. Exploration stage expenses from inception through February 28, 2007 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $23,754 of general and administrative costs for a total expense of $70,254 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: April 16, 2007       By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors