Form 10KSB/A
period 2006-11-30
French Peak Resources Inc.
filed 2007-04-20
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 FORM 10-KSB

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

Gately & Associates, LLC

February 12, 2007

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of November 30, 2006 and November 30, 2005

ASSETS

CURRENT ASSETS	11/30/2006	11/30/2005

Cash	$13,424	23,514

Total Current Assets	13,424	23,514

TOTAL ASSETS	$13,424	$23,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	3,450	650

Total Current Liabilities	3,450	650

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	3,450	650

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(72,027)	(59,136)

Total Stockholders' Equity	9,974	22,864

TOTAL LIABILITIES AND EQUITY	$13,424	$23,514

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending November, 2006 and
the 209 days ending November 30, 2005 then
from inception (May 5, 2005) through November 30, 2006

	12 MONTHS	209 DAYS	FROM
	ENDING	ENDING	INCEPTION
	11/30/2006	11/30/2005	TO 11/30/2006

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	12,891	12,636	25,527

GENERAL EXPLORATION	-	46,500	46,500

OPERATING INCOME	(12,891)	(59,136)	(72,027)

ACCUMULATED DEFICIT - BEGINNING	(59,136)	-	-

ACCUMULATED DEFICIT - ENDING	$(72,027)	$(59,136)	$(72,027)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	12,291,667

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

	12 MONTHS	209 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	11/30/2006	11/30/2005	TO 11/30/2006

Net income (loss)	$(12,891)	$(59,136)	$(72,027)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	12,000	12,000
Increase (Decrease) in accrued expenses	2,800	650	3,450

Total adjustments to net income	2,800	12,650	15,450

Net cash provided by (used in) operating activities	(10,091)	(46,486)	(56,577)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	70,000	70,000

Net cash provided by (used in) financing activities	-	70,000	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(10,090)	23,514	13,424
Cash - beginning balance	23,514	-	-

CASH BALANCE END OF PERIOD	$13,424	$23,514	$13,424

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

FRENCH PEAK RESOURCES, INC.

By:	By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer, Chief Financial Officer

Date:	April 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Robert Waters	President, Chief Executive Officer,	April 20, 2007
Robert Waters	Chief Financial Officer