Form 10QSB
period 2007-05-31
French Peak Resources Inc.
filed 2007-07-16
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2007.
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
 Yes                   ☒                   No                   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 12, 2007: 15,500,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended May 31, 2007 are not necessarily indicative of results that may be expected for the year ending November 30, 2007. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of May 31, 2007

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of May 31, 2007 and November 30, 2006

ASSETS

CURRENT ASSETS	5/31/2007	11/30/2006

Cash	$13,378	13,424

Total Current Assets	13,378	13,424

TOTAL ASSETS	$13,378	$13,424

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$20,000	$-
Accrued expenses	4,200	3,450

Total Current Liabilities	24,200	3,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	24,200	3,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(92,823)	(72,027)

Total Stockholders' Equity	(10,823)	9,973

TOTAL LIABILITIES AND EQUITY	$13,378	$13,424

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six months and three months ending May 31, 2007 and 2006, and from inception (May 5, 2005) through May 31, 2007

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	ENDING	ENDING	INCEPTION
	5/31/2007	5/31/2007	5/31/2006	5/31/2006	TO 5/31/2007

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	796	273	10,745	372	26,323

GENERAL EXPLORATION	20,000	20,000	-	-	66,500

OPERATING INCOME OR (LOSS)	(20,796)	(20,273)	(10,745)	(372)	(92,823)

ACCUMULATED DEFICIT - BEGINNING	(72,027)	(72,550)	(59,136)	(69,509)	-

ACCUMULATED DEFICIT - ENDING	$(92,823)	$(92,823)	$(69,881)	$(69,881)	$(92,823)

Earnings (loss) per share, basic	$(0.00)		$(0.00)

Weighted average number of common shares	15,500,000		15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of May 31, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)	-	-	-	(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)	-	-	-	(20,796)	(20,796)

Balance, May 31, 2007	15,500,000	$15,500	$66,500	$(92,823)	$(10,823)

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the six months ending May 31, 2007 and 2006, and
from inception (May 5, 2005) through May 31, 2007

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	5/31/2007	5/31/2006	TO 5/31/2007

Net income (loss)	$(20,796)	$(10,745)	$(92,823)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accounts payable	20,000		20,000
Increase (Decrease) in accrued expenses	750	700	4,200

Total adjustments to net income	20,750	700	36,200

Net cash provided by (used in) operating activities	(46)	(10,045)	(56,623)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(46)	(10,045)	13,378
Cash - beginning balance	13,424	23,514	-

CASH BALANCE END OF PERIOD	$13,378	$13,469	$13,378

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of May 31, 2007

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

NOTE  4 -  INCOME  TAXES

The Company has available net operating loss carryforwards of $92,823 for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

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

Overview

Pursuant to our business plan we searched for available copper mineral exploration properties in North Central British Columbia. In July 2005, we entered into an option agreement with David Deering to acquire a 100% interest in the FRENCH claim. Our mineral claim is located 65 km northeast of Smithers in the Province of British Columbia. The property can be acquired from Deering by paying him option payments totalling $66,500. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2Ѕ% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper on the FRENCH claim we may have to cease operations on the FRENCH claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the FRENCH claim.

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

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we needed to raise more capital by April, 2007 to carry out further exploration programs to maintain our interest in the FRENCH claim. To date we have been unable to raise sufficient capital to meet our obligations and we may lose our interest in the properties or a portion thereof.  We are continuing our efforts to raise the capital necessary to meet the obligations and to carry out our exploration programs.

We plan to raise a minimum of $45,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity which if successful will significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: July 13, 2007                                      By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors