Form 10KSB
period 2007-11-30
French Peak Resources Inc.
filed 2008-03-05
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

Aggregate market value of the Common Stock held by non-affiliates of the Company as of March 4, 2008: $3,500,000.

Number of shares of the registrant’s common stock outstanding as of March 4, 2008: 15,500,000 shares of Common Stock.

 Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our",  or "Company" refer to the operations of French Peak Resources, Inc., a Delaware corporation, and its wholly owned subsidiaries.

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

PART I
Item 1.  Description of Business.

General

We are a Delaware corporation formed on May 5, 2005 to search for available properties in north central British Columbia. In July 2005, we entered into an agreement which was negotiated at arms length with David Deering to acquire a 100% interest in the FRENCH claim. The FRENCH claim is situated approximately 65 kilometers northeast of the Smithers, British Columbia. The property can be acquired from Deering by paying a total of $66,500 in two option payments. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2Ѕ% Net Smelter Return (“NSR”) of which 1 Ѕ% can be purchased for $1,000,000 within 12 months of the commencement of commercial production. The property was also subject to a 71/2% Gross Rock Royalty which will due upon the property reaching commercial production.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We owned a 100% interest in a mineral claim that we refer to as the FRENCH mineral claim. Further exploration of this mineral claim is required before a final determination as to their viability can be made. Although there is evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possess commercially exploitable quantities of copper. We will not be able to determine whether or not our mineral claim contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Mr. Waters, our president, has not visited our mineral claim.

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

At present, we do not have sufficient cash on hand to meet our exploration, general and administration expenses and we needed to raise more capital by April, 2007 to carry out further exploration programs to maintain our interest in the FRENCH claim. To date we have been unable to raise sufficient capital to meet our obligations and we may lose our interest in the properties or a portion thereof.  We are continuing our efforts to raise the capital necessary to meet the obligations and to carry out our exploration programs.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Geological Exploration Program in General

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was approved to trade under the symbol “FPKR” on the Over the Counter Bulletin Board “OTCBB” in March 2007.  Although our common stock was approved to trade to date the stock has not traded.

As of March 4, 2008, we have 41 shareholders of record of our common stock.

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

Overview

Pursuant to our business plan we searched for available copper mineral exploration properties in North Central British Columbia. In July 2005, we entered into an option agreement with David Deering to acquire a 100% interest in the FRENCH claim. Our mineral claim is located 65 km northeast of Smithers in the Province of British Columbia. The property can be acquired from Deering by paying him option payments totaling $66,500. After we have earned our 100% interest in the FRENCH claim, the property will be subject to a 2Ѕ% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper on the FRENCH claim we may have to cease operations on the FRENCH claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the FRENCH claim.

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

At present, we do not have sufficient cash on hand to meet our exploration, general and administration expenses and we needed to raise more capital by April, 2007 to carry out further exploration programs to maintain our interest in the FRENCH claim. To date we have been unable to raise sufficient capital to meet our obligations and we may lose our interest in the properties or a portion thereof.  We are continuing our efforts to raise the capital necessary to meet the obligations and to carry out our exploration programs.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

For the Fiscal Years Ended November 30, 2007 and 2006

Revenues

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of November 30, 2007, we had $13,333 cash on hand and liabilities in the amount of $6,450. Accordingly, our working capital position as of November 30, 2007 was $6,883. Since our inception through November 30, 2007, we have incurred a net loss of $75,117. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,090 for the fiscal year ended December 31, 2007, as compared to $12,891 for the year ending November 30, 2006. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Our net loss from operations for the period ending November 30, 2007 was $3,090 as compared to net loss from operations for the fiscal period ending November 30, 2006 of $12,891. The decrease in net loss from operations was due to less general and administrative expenses.

Liquidity and Capital Resources

We are currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At November 30, 2007, we had cash of $13,333. In October 2005, we completed a private placement to investors in the amount of $70,000.

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

As reflected in the accompanying audited financial statements, we are in the development stage, have an accumulated deficit from inception of $75,117 and have a negative cash flow from operations of $56,667 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

As Of November 30, 2007

Gately & Associates, LLC
Altamonte Springs, FL
jgately@earthlink.net
Tel (407) 341-6942
Fax (407) 540-9612

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders

FRENCH PEAK RESOURCES INC.

Gentlemen:

        We have audited the accompanying balance sheet of FRENCH PEAK RESOURCES INC. (an exploration stage company) as of November 30, 2007 and 2006 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending November 30, 2007 and 2006, and from inception May 5, 2005) through November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRENCH PEAK RESOURCES INC. as of November 30, 2007 and 2006, and the statement of operations and cash flows for the twelve months ending November 30, 2007 and 2006, and from inception (May 5, 2005) through November 30, 2007, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

December 6, 2007

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of November 30, 2007 and November 30, 2006

ASSETS

CURRENT ASSETS	11/30/2007	11/30/2006

Cash	$13,333	13,424

Total Current Assets	13,333	13,424

TOTAL ASSETS	$13,333	$13,424

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	6,450	3,450

Total Current Liabilities	6,450	3,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	6,450	3,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during exploration stage	(75,117)	(72,027)

Total Stockholders' Equity	6,883	9,973

TOTAL LIABILITIES AND EQUITY	$13,333	$13,424

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending November 30, 2007 and 2006, and from inception (May 5, 2005) through November 30, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	11/30/2007	11/30/2006	TO 11/30/2007

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,090	12,891	28,617

GENERAL EXPLORATION	-	-	46,500

OPERATING INCOME OR (LOSS)	(3,090)	(12,891)	(75,117)

ACCUMULATED DEFICIT - BEGINNING	(72,027)	(59,136)	-

ACCUMULATED DEFICIT - ENDING	$(75,117)	$(72,027)	$(75,117)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of November 30, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)				(3,090)	(3,090)

Balance, November 30, 2007	15,500,000	$15,500	$66,500	$(75,117)	$6,883

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending November 30, 2007 and 2006, and from inception (May 5, 2005) through November 30, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	11/30/2007	11/30/2006	TO 11/30/2007

Net income (loss)	$(3,090)	$(12,891)	$(75,117)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accrued expenses	3,000	2,800	6,450

Total adjustments to net income	3,000	2,800	18,450

Net cash provided by (used in) operating activities	(90)	(10,091)	(56,667)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(90)	(10,091)	13,333
Cash - beginning balance	13,424	23,514	-

CASH BALANCE END OF PERIOD	$13,333	$13,424	$13,333

The accompanying notes are an integral part of these financial statements.

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

The Company's financial statements have been presented on the basis that it is agoing concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The income tax payable that was accrued for the year ended November 30, 2007 was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is $0.

For the twelve months ended November 30, 2007 the Company had an operating loss of $ 75,117 which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the twelve months ended November 30, 2007 of 15,024.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through November 30, 2007 the Company incurred net operating losses for tax purposes of approximately $75,117. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$11,268
State net operating loss	3,756

Total deferred tax assets	15,024
Less valuation allowance	(15,024)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at November 30, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended November 30, 2007 and November 30, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

NOTE 7 - CONTRACTS AND AGREEMENTS

On July 15, 2005 the Company entered into a purchase agreement with an individual, David Deering, whereby a 100% interest in 46 mineral claims located 65Km Northeast of Smithers, British Columbia, Canada was purchased.  The Company has satisfied the initial payment of $46,500. Subsequently from the initial payment the Company defaulted on the next payment per the purchase agreement.  The mineral claims, per the purchase agreement, have reverted back to the seller.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Robert Waters	57	President, Chief Executive Officer, Chief Financial Officer, Chairman	May 2005

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

Item 10.  Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert Waters President, Chief	2007	$0	0	0	0	0	0	0	0
Executive Officer,	2006	$0	0	0	0	0	0	0	0
Chief Financial Officer	2005	$0	0	12,000(1)	0	0	0	0	12,000

(1)	Mr. Waters received 12,000,000 founders’ shares at $.001 for services rendered to us. He will not receive such compensation in the future.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended November 30, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

The Company does not currently have any employment agreements.

Compensation of Directors

For the fiscal year ended November 30, 2007, we did not compensate our directors for their services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 4, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

Our sole officer, Director and founder, Robert Waters is deemed to be our promoter. French Peak Resources Inc was incorporated in the State of Delaware on May 5, 2005 and 12,000,000 shares were issued to Robert Waters as founder’s shares for services rendered as our President.  Other than the lease and share issuances set forth herein there have been no other transactions with our promoter.

Item 13.  Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on January 4, 2006

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Form SB-2 filed on January 4, 2006

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on January 4, 2006

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended November 30, 2007, we were billed approximately $1,250 for professional services rendered for the audit and reviews of our financial statements. For the period ended November 30, 2006, we were billed approximately $1,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended November 30, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRENCH PEAK RESOURCES, INC.

By:	By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer, Chief Financial Officer

Date:	March 4, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Robert Waters	President, Chief Executive Officer,	March 4, 2008
Robert Waters	Chief Financial Officer