Form 10QSB
period 2008-02-29
French Peak Resources Inc.
filed 2008-04-10
CIK 1346346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2008.
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
 Yes                   ☒                   No                   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 8, 2008: 15,500,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended February 29, 2008 are not necessarily indicative of results that may be expected for the year ending November 30, 2008. The financial statements are presented on the accrual basis.

FRENCH PEAK RESOURCES INC.
(an exploration stagecompany)

FINANCIAL STATEMENTS

As Of February 29, 2008

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of February 29, 2008 and November 30, 2007

ASSETS

CURRENT ASSETS	2/29/2008	11/30/2007

Cash	$13,310	$13,333

Total Current Assets	13,310	13,333

TOTAL ASSETS	$13,310	$13,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	6,950	6,450

Total Current Liabilities	6,950	6,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	6,950	6,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during exploration stage	(75,640)	(75,117)

Total Stockholders' Equity	6,360	6,883

TOTAL LIABILITIES AND EQUITY	$13,310	$13,333

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending February 29, 2008 and February 28, 2007, and from inception (May 5, 2005) through February 29, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	2/29/2008	2/28/2007	TO 2/29/2008

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	523	523	29,140

GENERAL EXPLORATION	-	-	46,500

OPERATING INCOME OR (LOSS)	(523)	(523)	(75,640)

ACCUMULATED DEFICIT - BEGINNING	(75,117)	(72,027)	-

ACCUMULATED DEFICIT - ENDING	$(75,640)	$(72,550)	$(75,640)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of February 29, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)				(3,090)	(3,090)

Balance, November 30, 2007	15,500,000	$15,500	$66,500	$(75,117)	$6,883

Net income (loss)				(523)	(523)

Balance, February 29, 2008	15,500,000	$15,500	$66,500	$(75,640)	$6,360

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the three months ending February 29, 2008 and February 28, 2007, and from inception (May 5, 2005) through February 29, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	2/29/2008	2/28/2007	TO 2/29/2008

Net income (loss)	$(523)	$(523)	$(75,640)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accrued expenses	500	500	6,950

Total adjustments to net income	500	500	18,950

Net cash provided by (used in) operating activities	(23)	(23)	(56,690)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(23)	(23)	13,310
Cash - beginning balance	13,333	13,423	-

CASH BALANCE END OF PERIOD	$13,310	$13,401	$13,310

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

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE  4 -  INCOME  TAXES

The income tax payable that was accrued for the period ended February 29, 2008 was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is $0.

From inception through February 29, 2008, the Company had an operating loss of    $75,640 which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the period ended February 29, 2008 of 15,128.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through February 29, 2008 the Company incurred net operating losses for tax purposes of approximately $75,640. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of February 29, 2008 are as follows:

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

Deferred tax assets:
Federal net operating loss	$11,346
State net operating loss	3,782

Total deferred tax assets	15,128
Less valuation allowance	(15,128)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at February 29, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

-`          ability to locate a profitable mineral property

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On February 29, 2008 we had $13,310 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we were required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and were required to pay an additional $20,000 by June 15, 2007. To date, we have not been able to pay such amount and therefore we have lost our rights to this claim.  It is possible that in the future we might have the funds to pay such amount and renegotiate the agreement with Mr. Deering.  Exploration stage expenses from inception through February 29, 20087 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $75,640 of general and administrative costs for a total expense of $75,640 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Results of Operations

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of February 29, 2008, we had $13,310 cash on hand and liabilities in the amount of $6,950. Accordingly, our working capital position as of November 30, 2007 was $6,360. Since our inception through February 29, 2008, 2007, we have incurred a net loss of $75,640. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Selling, general and administrative expenses were $523 for the three months ended February 29, 2008, as compared to $523 for the year ending November 30, 2006. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Liquidity and Capital Resources

We are currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At February 29, 2008, we had cash of $13,310. In October 2005, we completed a private placement to investors in the amount of $70,000.

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

As reflected in the accompanying audited financial statements, we are in the development stage, have an accumulated deficit from inception of $75,640 and have a negative cash flow from operations of $56,690 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on ours financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 29, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: April 8, 2008                                 By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors