Form 10-Q
period 2008-05-31
French Peak Resources Inc.
filed 2008-06-24
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FRENCH PEAK RESOURCES INC.

 (Exact name of registrant as specified in Charter

DELAWARE	333-130858
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

300 Park Avenue, Suite 1700, New York, NY, 10022
 (Address of Principal Executive Offices)
 _______________

     (212) 572-6395
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 23, 2008:  15,500,000 shares of Common Stock.

FRENCH PEAK RESOURCES, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of May 31, 2008

BALANCE SHEET                                                            F-1

STATEMENT OF OPERATIONS                                   F-2

STATEMENT OF STOCKHOLDERS' EQUITY            F-3

STATEMENT OF CASH FLOWS                                   F-4

FINANCIAL STATEMENT FOOTNOTES                    F-5

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of May 31, 2008 and November 30, 2007

ASSETS

CURRENT ASSETS	5/31/2008	11/30/2007

Cash	$13,288	$13,333

Total Current Assets	13,288	13,333

TOTAL ASSETS	$13,288	$13,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	7,450	6,450

Total Current Liabilities	7,450	6,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	7,450	6,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during exploration stage	(76,162)	(75,117)

Total Stockholders' Equity	5,838	6,883

TOTAL LIABILITIES AND EQUITY	$13,288	$13,333

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six and three months ending May 31, 2008 and 2007, and from inception (May 5, 2005) through May 31, 2008

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	ENDING	ENDING	INCEPTION
	5/31/2008	5/31/2008	5/31/2007	5/31/2007	TO 5/31/2008

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,045	522	796	273	29,662

GENERAL EXPLORATION	-	-	20,000	20,000	46,500

OPERATING INCOME OR (LOSS)	(1,045)	(522)	(20,796)	(20,273)	(76,162)

ACCUMULATED DEFICIT - BEGINNING	(75,117)	(75,640)	(72,027)	(72,550)	-

ACCUMULATED DEFICIT - ENDING	$(76,162)	$(76,162)	$(92,823)	$(92,823)	$(76,162)

Earnings (loss) per share, basic	$(0.00)		$(0.00)

Weighted average number of common shares	15,500,000		15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of May 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)				(3,090)	(3,090)

Balance, November 30, 2007	15,500,000	$15,500	$66,500	$(75,117)	$6,883

Net income (loss)				(1,045)	(1,045)

Balance, May 31, 2008	15,500,000	$15,500	$66,500	$(76,162)	$5,838

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the six months ending May 31, 2008 and 2007, and
from inception (May 5, 2005) through May 31, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	5/31/2008	5/31/2007	TO 5/31/2008

Net income (loss)	$(1,045)	$(20,796)	$(76,162)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accounts payable	-	20,000	-
Increase (Decrease) in accrued expenses	1,000	750	7,450

Total adjustments to net income	1,000	20,750	19,450

Net cash provided by (used in) operating activities	(45)	(46)	(56,712)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(45)	(46)	13,288
Cash - beginning balance	13,333	13,424	-

CASH BALANCE END OF PERIOD	$13,288	$13,378	$13,288

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

NOTE  4 -  INCOME  TAXES

The income tax payable that was accrued for the period ended May 31, 2008 was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is $0.

From inception through May 31, 2008, the Company had an operating loss of $76,162, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the period ended May 31, 2008 of 15,232.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through May 31, 2008 the Company incurred net operating losses for tax purposes of approximately $76,162. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$11,424
State net operating loss	3,808

Total deferred tax assets	15,232
Less valuation allowance	(15,232)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at May 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On May 31, 2008 we had $13,288 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we were required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and were required to pay an additional $20,000 by June 15, 2007. To date, we have not been able to pay such amount and therefore we have lost our rights to this claim.  It is possible that in the future we might have the funds to pay such amount and renegotiate the agreement with Mr. Deering.  Exploration stage expenses from inception through May 31, 20087 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $75,640 of general and administrative costs for a total expense of $75,640 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Results of Operations

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of May 31, 2008, we had $13,288 cash on hand and liabilities in the amount of $7,450.  Since our inception through May 31, 2008, we have incurred a net loss of $75,640. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Selling, general and administrative expenses were $522 for the three months ended May 31, 2008. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Liquidity and Capital Resources

We are currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At May 31, 2008, we had cash of $13,288.  In October 2005, we completed a private placement to investors in the amount of $70,000.

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

As reflected in the accompanying audited financial statements, we are in the development stage, have an accumulated deficit from inception of $76,162 and have a negative cash flow from operations of $76,162 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of May 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: June 23, 2008                                  By: /s/ Robert Waters
Robert Waters
President, Chief Executive Officer,
Chairman of Board of Directors