Form 10-Q
period 2008-08-31
French Peak Resources Inc.
filed 2008-10-15
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FRENCH PEAK RESOURCES INC.

 (Exact name of registrant as specified in Charter)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 15, 2008:  15,500,000 shares of Common Stock.

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

SIGNATURE

Item 1. Financial Information

FRENCH PEAK RESOURCES INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of August 31, 2008

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
BALANCE SHEET
As of August 31, 2008 and November 30, 2007

ASSETS

CURRENT ASSETS	8/31/2008	11/30/2007

Cash	$3,807	$13,333

Total Current Assets	3,807	13,333

TOTAL ASSETS	$3,807	$13,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	600	6,450

Total Current Liabilities	600	6,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	600	6,450

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during exploration stage	(78,793)	(75,117)

Total Stockholders' Equity	3,207	6,883

TOTAL LIABILITIES AND EQUITY	$3,807	$13,333

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine and three months ending August 31, 2008 and 2007, and from inception (May 5, 2005) through August 31, 2008

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	ENDING	ENDING	INCEPTION
	8/31/2008	8/31/2008	8/31/2007	8/31/2007	TO 8/31/2008
				.
REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,676	2,631	1,318	523	32,293

GENERAL EXPLORATION	-	-	-	-	46,500

OPERATING INCOME OR (LOSS)	(3,676)	(2,631)	(1,318)	(523)	(78,793)

ACCUMULATED DEFICIT - BEGINNING	(75,117)	(76,162)	(72,027)	(72,822)	-

ACCUMULATED DEFICIT - ENDING	$(78,793)	$(78,793)	$(73,345)	$(73,345)	$(78,793)

Earnings (loss) per share, basic	$(0.00)		$(0.00)

Weighted average number of common shares	15,500,000		15,500,000

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of August 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)				(3,090)	(3,090)

Balance, November 30, 2007	15,500,000	$15,500	$66,500	$(75,117)	$6,883

Net income (loss)				(3,676)	(3,676)

Balance, August 31, 2008	15,500,000	$15,500	$66,500	$(78,793)	$3,207

The accompanying notes are an integral part of these financial statements.

FRENCH PEAK RESOURCES INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending August 31, 2008 and 2007, and
from inception (May 5, 2005) through August 31, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	8/31/2008	8/31/2007	TO 8/31/2008

Net income (loss)	$(3,676)	$(1,318)	$(78,793)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	(5,850)	1,250	600

Total adjustments to net income	(5,850)	1,250	12,600

Net cash provided by (used in) operating activities	(9,526)	(68)	(66,193)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(9,526)	(68)	3,807
Cash - beginning balance	13,333	13,424	-

CASH BALANCE END OF PERIOD	$3,807	$13,356	$3,807

The accompanying notes are an integral part of these financial statements.

NOTE 1 –  OPERATIONS  AND  BASIS  OF  PRESENTATION

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

NOTE 2 –  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

NOTE 3 – AFFILIATES  AND  RELATED  PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4 – INCOME  TAXES

From inception through August 31, 2008, the Company had an operating loss of $78,793, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the period ended August 31, 2008 of 15,759.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through August 31, 2008 the Company incurred net operating losses for tax purposes of approximately $78,793. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of August 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$11,819
State net operating loss	3,940

Total deferred tax assets	15,759
Less valuation allowance	(15,759)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at August 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended November 30, 2007 and November 30, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 5 – LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 –  SHAREHOLDERS'  EQUITY

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

NOTE 8 –  COMMITMENTS  AND  CONTINGENCIES

Commitments of the Company include the responsibility to the registration costs of the proposed filing.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 9 – LITIGATION, CLAIMS AND ASSESSMENTS

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

NOTE 11 – CONTROLS & PROCEDURES

a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

NOTE 12 – SUBSEQUENT EVENTS

On October 7, 2008, the Board of the Company approved the appointment of Ruth Shepley as the sole director of the Board of Directors.  This individual will hold the seat until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  Mr. Robert Waters will resign as a director of the Company ten days following the mailing of this notice to the Company’s stockholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder.  Upon Mr. Water’s resignation, Ms. Shepley will be appointed as directors of the Company, and will hold the seats until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  This Schedule 14f-1 will be mailed to the stockholders of record on or about October 7, 2008.  The 10-day period is expected to conclude on or about October 7, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On August 31, 2008 we had $3,807 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Property Option Payments

Pursuant to our agreement, we were required to pay Mr. Deering two option payments to keep our agreement in good standing. We paid $46,500 in November 2005 and were required to pay an additional $20,000 by June 15, 2007. To date, we have not been able to pay such amount and therefore we have lost our rights to this claim.  It is possible that in the future we might have the funds to pay such amount and renegotiate the agreement with Mr. Deering.  Exploration stage expenses from inception through August 31, 20087 were $46,500 for general exploration costs related to the mineral rights of the exploration property and $75,640 of general and administrative costs for a total expense of $75,640 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Results of Operations

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of August 31, 2008, we had $3,807 cash on hand and liabilities in the amount of $600.  Since our inception through August 31, 2008, we have incurred a net loss of $3,676. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Selling, general and administrative expenses were $3,676 for the three months ended August 31, 2008. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Liquidity and Capital Resources

We are currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At August 31, 2008, we had cash of $3,807.  In October 2005, we completed a private placement to investors in the amount of $70,000.

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

As reflected in the accompanying audited financial statements, we are in the development stage, have an accumulated deficit from inception of $78,793 and have a negative cash flow from operations of $78,793 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2008.

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

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On October 7, 2008, the Board of the Company approved the appointment of Ruth Shepley as the sole director of the Board of Directors.  This individual will hold the seat until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  Mr. Robert Waters will resign as a director of the Company ten days following the mailing of this notice to the Company’s stockholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder.  Upon Mr. Water’s resignation, Ms. Shepley will be appointed as directors of the Company, and will hold the seats until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  This Schedule 14f-1 will be mailed to the stockholders of record on or about October 7, 2008.  The 10-day period is expected to conclude on or about October 7, 2008.

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

FRENCH PEAK RESOURCES, INC.
Registrant

Date: October 15, 2008                             By: /s/ Ruth Shepley
Ruth Shepley
President, Chief Executive Officer,
Chairman of Board of Directors