Form 10-K
period 2008-11-30
Confederate Motors, Inc.
filed 2009-02-12
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-130858

CONFEDERATE MOTORS, INC.
(Exact name of issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, Suite 1700, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 572-6395

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X No ☐

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 10, 2009: $

Number of the issuer’s Common Stock outstanding as of February 10, 2009: 4,893,571

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐No☐

Tabel of Contents

PART I
Item 1.                                            Description of Business.

We are a Delaware corporation formed on May 5, 2005 to search for available properties in north central British Columbia. In July 2005, we entered into an agreement which was negotiated at arms length with David Deering to acquire a 100% interest in the FRENCH claim. The FRENCH claim is situated approximately 65 kilometers northeast of the Smithers, British Columbia. The property could have been acquired from Deering by paying a total of $66,500 in two option payments, however, the money was never paid and the claim no longer belongs to us.

We were an exploration stage company engaged in the acquisition and exploration of mineral properties. We owned a 100% interest in a mineral claim that we refer to as the FRENCH mineral claim which has subsequently expired. Although there was evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited and our efforts did not lead to any valuable minerals that were worth exploring.

Our board of directors in consultation with our consulting geologist assessed whether to proceed with further exploration and determined that it was in the Company’s best interest to let the FRENCH mineral claim expire. It was determined that there was no existence of commercially exploitable mineral deposits in the FRENCH mineral claim.

Due to our inability to successfully mine the FRENCH mineral claim and our inability to sucessfully implement our business plan, we have ceased operations and have sought and found a potential reverse merger candidate.  In December 2008, we entered into discussions to acquire a company via a reverse merger.  These discussions were non-exclusive and no binding agreements have been entered into, however, in contemplation of a potential reverse merger, we changed our name to Confederate Motors, Inc. to better reflect the business plan of the potential acquirer.

Confederate Motor Company, Inc. was incorporated in Louisiana in March 2003 and has its principal executive offices located at 2222 5th Avenue South, Birmingham, Alabama 35233.  Confederate Motor Company, Inc. operates in the High Performance Street Motorcycle Industry which is a niche market targeting the ultra-high net worth individuals (UHNWIs).  They are an uncompromising motorcycle design and craft enterprise traces its history to 1991. Confederate Motor Company produces two distinct model lines, which are unique, technically and aesthetically.  Each offers value to our intended client in a different manner.  A third model was recently launched in October 2008. The vehicle line includes a hot rod roadster, a hot rod street fighter and a hot rod speedster.  Our products are sold in the US, Western Europe and the Middle East.   Our manufacturing operations are based in Birmingham, AL, consisting primarily of motorcycle assembly.  Vertical integration is very limited, resulting in a relatively low fixed cost structure.  All motorcycles are designed and manufactured by hand at our home office located at 2222 5th Avenue South, Birmingham, Alabama, 35222 under the direction of CEO and founder H. Matthew Chambers.

We have not entered into the Merger Agreement with Confederate Motor Company, Inc., however, once the Merger Agreement is entered into and finalized, we will provide the required detailed disclosure in Form 8-k.

Item 2.                                            Description of Property.

We currently use approximately 200 square feet of leased office space at 300 Park Avenue Suite 1700 New York, New York 10022. We lease such space from Robert Waters, our previous sole officer and principal shareholder, for $200 per month which covers the use of the telephone, office equipment and furniture.

However, once the Merger Agreement with Confederate Motor Company, Inc. is finalized, we will change our executive offices and our principal executive offices will be located at 2222 5th Avenue South, Birmingham, Alabama 35233.  This is also the location where we operate from and build our motorcycles from.

Item 3.                                            Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.                                            Submission of Matters to a Vote of Security Holders.

On October 7, 2008, the Board of the Company approved the appointment of Ruth Shepley as the sole director of the Board of Directors.  This individual will hold the seat until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  Mr. Robert Waters resigned as a director of the Company on October 17, 2008.  Upon Mr. Water’s resignation, Ms. Shepley was appointed as the sole director of the Company, and will hold the seat until the next annual shareholder meeting can be held and until their successors are duly elected and qualified.  A complete an accurate report is referred to and incorporated by reference to the Schedule 14f-1 filed with the SEC on October 8, 2008.

On October 22, 2008, the Board of the Company authorized to amend and restate its Certificate of Incorporation to (a) change the name of the Corporation to “Confederate Motors, Inc.”; (b) effect a 1 for 3.167420814 reverse stock split of the Corporation’s common stock; (c) increase the number of authorized shares of common stock that the Corporation may issue from 100,000,000 to 200,000,000; (d) authorize Twenty Five Million (25,000,000) shares of blank check preferred stock, par value of $.0001 per share; and (e) implement a staggered Board of Directors with three (3) classes.

PART II

Item 5.                                            Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was approved to trade under the symbol “FPKR” on the Over the Counter Bulletin Board “OTCBB” in March 2007.  As discussed in Item 4 above, in connection with a reverse merger with Confederate Motor Company, Inc., our Board of Directors and the Consenting Holder have approved the change of our corporate name from "French Peak Resources Inc." to "Confederate Motors, Inc." by means of an amendment to our Certificate of Incorporation. The approval to amend our Certificate of Incorporation for the Name Change was approved by our Board and the Consenting Holder on October 22, 2008.  FINRA approved the Name Change as of January 19, 2009 and our common stock was approved to trade under the symbol “CFED.OB”.  Although our common stock was approved to trade to date the stock has not traded.

Holders

As of February 10, 2009 in accordance with our transfer agent records, we had 11 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Confederate Motors, Inc. was incorporated in the State of Delaware on May 5, 2005 and 12,000,000 shares were issued to Robert Waters for founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  These shares have subsequently been cancelled in connection with his resignation from all his offices as sole officer and director.

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

On October 7, 2008, the Company authorized the issuance of 12,000,000 shares of common stock to Ruth Shepley as compensation for her appointment as the new sole officer and director. Accordingly, on October 7, 2008, Robert Waters resigned from his position as the sole officer and director of the Company, and agreed to cancel all 12,000,000 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 12,000,000 shares.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.

Item 6.        SELECTED FINANCIAL DATA.

Not applicable.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  In the event the reverse merger with Confederate Motor Company, Inc. closes, we will update our Management’s Discussion and Analysis or Plan of Operations by including a new analysis in our Form 8-k.  On November 30, 2008 we had $3,807 cash in the bank. If we do not engage in the reverse merger that is contemplated, we estimate that in order to carry forward to the next 12 months we will need $18,400 to pay for office expenses and an exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Overview

Pursuant to our business plan we searched for available copper mineral exploration properties in North Central British Columbia. In July 2005, we entered into an option agreement with David Deering to acquire a 100% interest in the FRENCH claim. Our mineral claim was located 65 km northeast of Smithers in the Province of British Columbia. The property could have been acquired from Deering by paying him option payments totaling $66,500, however, we never made the payments and allowed the claim to expire.

We were an exploration stage company engaged in the acquisition and exploration of mineral properties. We owned a 100% interest in a mineral claim that we refer to as the FRENCH mineral claim which has subsequently expired. Although there was evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited and our efforts did not lead to any valuable minerals that were worth exploring.

Our board of directors in consultation with our consulting geologist assessed whether to proceed with further exploration and determined that it was in the Company’s best interest to let the FRENCH mineral claim expire. It was determined that there was no existence of commercially exploitable mineral deposits in the FRENCH mineral claim.

Due to our inability to successfully mine the FRENCH mineral claim and our inability to sucessfully implement our business plan, we have ceased operations and have sought and found a potential reverse merger candidate.  In December 2008, we entered into discussions to acquire a company via a reverse merger.  These discussions were non-exclusive and no binding agreements have been entered into, however, in contemplation of a potential reverse merger, we changed our name to Confederate Motors, Inc. to better reflect the business plan of the potential acquirer.

Confederate Motor Company, Inc. was incorporated in Louisiana in March 2003 and has its principal executive offices located at 2222 5th Avenue South, Birmingham, Alabama 35233.  Confederate Motor Company, Inc. operates in the High Performance Street Motorcycle Industry which is a niche market targeting the ultra-high net worth individuals (UHNWIs).  They are an uncompromising motorcycle design and craft enterprise traces its history to 1991. Confederate Motor Company produces two distinct model lines, which are unique, technically and aesthetically.  Each offers value to our intended client in a different manner.  A third model was recently launched in October 2008. The vehicle line includes a hot rod roadster, a hot rod street fighter and a hot rod speedster.  Our products are sold in the US, Western Europe and the Middle East.   Our manufacturing operations are based in Birmingham, AL, consisting primarily of motorcycle assembly.  Vertical integration is very limited, resulting in a relatively low fixed cost structure.  All motorcycles are designed and manufactured by hand at our home office located at 2222 5th Avenue South, Birmingham, Alabama, 35222 under the direction of CEO and founder H. Matthew Chambers.

We have not entered into the Merger Agreement with Confederate Motor Company, Inc., however, once the Merger Agreement is entered into and finalized, we will provide the required detailed disclosure in Form 8-k.

Results of Operations

As of November 30, 2008, we are in the exploration stage of our business plan, and did not earn any revenues from our planned operations. As of November 30, 2008, we had $3,807 cash on hand and liabilities in the amount of $600.  Since our inception through November 30, 2008, we have incurred a net loss of $3,676. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital will not be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we have ceased operations and began discussions to enter into a reverse merger with Confederate Motor Company, Inc., a specialized motorcycle manufacturer.

Selling, general and administrative expenses were $3,676 for the year ended November 30, 2008. These expenses represent our total operating expenses during this period. These expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing.

Liquidity and Capital Resources

As of November 30, 2008 and up until recently, we were financing its operations primarily through cash received from its previous financing activities. At November 30, 2008, we had cash of $3,807.  In October 2005, we completed a private placement to investors in the amount of $70,000.

In January 2005 we filed a registration statement with the SEC which was declared effective in April 2006 registering 3,500,000 shares of common stock issued to investors in connection with the private placement in October 2005.  We believe that we cannot currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our current contract to provide consulting services and our bank lines and funds from our private financing. However, management plans to increase revenue or obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, we cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We do not plan to be successful in reaching our initial revenue targets, and additional funds may be required or we would then not be able to proceed with our business plan. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we no longer have a mineral claim and the reverse merger with Confederate Motor Company, Inc. may not occur.  Consequently, there is substantial doubt about our ability to continue to operate as a going concern.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required to be provided.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

FINANCIAL STATEMENTS

As Of November 30, 2008

Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Confederate Motors, Inc. (fka French Peak Resources, Inc.) as of November 30, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended November 30, 2008 and 2007 and from inception (May 5, 2005) through the year then ended November 30, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Confederate Motors, Inc. (fka French Peak Resources) at November 30, 2008 and 2007 and the results of its operations and its cash flows for the twelve months ended November 30, 2008 and 2007 and from inception (May 5, 2005) through November 30, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Gately & Associates, L.L.C.
Lake Mary, FL
January 14, 2009

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)
BALANCE SHEET
As of November 30, 2008 and 2007

ASSETS

CURRENT ASSETS	11/30/2008	11/30/2007

Cash	$-	$13,333

Total Current Assets	-	13,333

TOTAL ASSETS	$-	$13,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	1,450	6,450

Total Current Liabilities	1,450	6,450

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	1,450	6,450

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value
Authorized: 25,000,000 Issued: None	-	-
Common Stock, $.001 par value
Authorized: 200,000,000 Issued: 15,500,000	15,500	15,500
Additional paid in capital	66,500	66,500
Accumulated deficit during exploration stage	(83,450)	(75,117)

Total Stockholders' Equity	(1,450)	6,883

TOTAL LIABILITIES AND EQUITY	$-	$13,333

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending November 30, 2008 and 2007, and from inception (May 5, 2005) through November 30, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	11/30/2008	11/30/2007	TO 11/30/2008

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	8,333	3,090	36,950

GENERAL EXPLORATION	-	-	46,500

OPERATING INCOME OR (LOSS)	(8,333)	(3,090)	(83,450)

ACCUMULATED DEFICIT - BEGINNING	(75,117)	(72,027)	-

ACCUMULATED DEFICIT - ENDING	$(83,450)	$(75,117)	$(83,450)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of November 30, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'	12,000,000	$12,000	$-	$-	$12,000
compensation on company formation
May 5, 2005 at $0.001 per share

Common stock issued for cash	3,500,000	3,500	66,500		70,000
October, 2005 at $0.02
per share on private placement

Net income (loss)				(59,136)	(59,136)

Balance, November 30, 2005	15,500,000	$15,500	$66,500	$(59,136)	$22,864

Net income (loss)				(12,891)	(12,891)

Balance, November 30, 2006	15,500,000	$15,500	$66,500	$(72,027)	$9,973

Net income (loss)				(3,090)	(3,090)

Balance, November 30, 2007	15,500,000	$15,500	$66,500	$(75,117)	$6,883

Net income (loss)				(8,333)	(8,333)

Balance, November 30, 2008	15,500,000	$15,500	$66,500	$(83,450)	$(1,450)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending November 30, 2008 and 2007, and from inception (May 5, 2005) through November 30, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	11/30/2008	11/30/2007	TO 11/30/2008

Net income (loss)	$(8,333)	$(3,090)	$(83,450)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	12,000
Increase (Decrease) in accrued expenses	(5,000)	3,000	1,450

Total adjustments to net income	(5,000)	3,000	13,450

Net cash provided by (used in) operating activities	(13,333)	(90)	(70,000)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	70,000

Net cash provided by (used in) financing activities	-	-	70,000

CASH RECONCILIATION

Net increase (decrease) in cash	(13,333)	(90)	-
Cash - beginning balance	13,333	13,423	-

CASH BALANCE END OF PERIOD	$-	$13,333	$-

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

Confederate Motors, Inc. (fka French Peak Resources, Inc.)(the Company)was incorporated on May 5, 2005 in the State of Delaware. The Company was an exploration stage mining company. However, after the change in ownership on October 7, 2008, the Company plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008

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

Earnings Per Share:

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008

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

NOTE  4 -  INCOME  TAXES

The income tax payable that was accrued from inception through October 6, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  The accounting for these losses derives a deferred tax asset for the period from inception to October 6, 2008 of 15,759. However, $78,793 of the net operating loss carryforwards are disallowed due to the change in ownership of more than 50% and the change in continuity of business enterprise.

No provision was made for federal income tax since the Company has significant net operating losses. From October 7, 2008 through November 30, 2008, the Company incurred net operating losses for tax purposes of approximately $4,657. The net operating loss carry forwards may be used to reduce taxable income through 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation when there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$698
State net operating loss	233

Total deferred tax assets	931
Less valuation allowance	(931)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at November 30, 2008 to reduce such asset to zero, since there is no assurance that

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008

the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended November 30, 2008 and November 30, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE  6 -  SHAREHOLDERS'  EQUITY

Preferred Stock:

The Company has authorized twenty five million (25,000,000) shares of blank check preferred stock with a par value of $0.0001. None are issued and outstanding.

Common Stock:

The Company has authorized two hundred million (200,000,000) shares of common Stock with a par value of $.001.  The Company has 15,500,000 shares of common stock issued and outstanding.

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

On October 7, 2008, pursuant to the change in officer and director, the Company issued to the incoming officer and director an aggregate of 12,000,000 shares of common Stock and cancelled the 12,000,000 shares of common stock previously issued to Robert Waters, the Company’s resigning officer and director.  Upon the change of officer and director, Ms. Ruth Shepley, the incoming officer and director, attained voting control of the Company.

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008
Common Stock Recorded as Compensation:

During October 2008, the Company authorized to adopt the 2008 Equity Incentive Plan, pursuant to which up to an aggregate of 1,105,000 shares of the Company’s common stock shall be reserved for issuance to employees and non-employee directors of and consultants to the Company in connection with their retention and/or continued employment by the Company.

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

CONFEDERATE MOTORS, INC.
(fka FRENCH PEAK RESOURCES INC.)
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
As Of November 30, 2008

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

NOTE 11 – SUBSEQUENT EVENTS

On December 18, 2008, the Company authorized a 3.167420814-for-1 reverse split on its issued and outstanding common stock.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, L.L.C., independent certified public accountants. Unless we close the reverse merger with Confederate Motor Company, Inc., we do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of November 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of February 10, 2009 is as follows:

NAME	AGE	POSITION
Ruth Shepley	64	Sole Director and CEO, CFO and Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ruth Shepley, 64, Director, CEO, CFO and Secretary

Ruth Shepley, age 64, Ms. Shepley has been a business entrepreneur and investor for over 30 years. Ms. Shepley has owned and operated several small businesses, including a quick printing company, a full service hair salon, an employment agency, and a video dating company. For the last 10 years Ms. Shepley has primarily been a private investor.  She also published a book called Single Source and ran an internet travel agency.   Her expertise is in running and managing small businesses.  Ms. Shepley attended the University of Houston.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended November 30, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.      EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended November 30, 2008 and 2007.

Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
Ruth Shepley, Chief Executive Officer, Chief Financial Officer, Secretary, Treasure, and Director	2008		$0	N/A	N/A	N/A		$0
	2007	$	N/A	N/A	N/A	N/A	$	N/A

Robert Waters, President, Chief Executive Officer, Chief Financial Officer	2008		$0	N/A	N/A	N/A		$0
	2007		$0	0	0	0		$0

Stock Option Grants

None.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Outstanding Shares

5% Stockholders, Director And Named Executive Officer

Ruth Shepley	12,000,000	77.41%

Officers And Directors As A Group (1 In Number)	12,000,000	77.41%

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended November 30, 2008 and 2007, we were billed approximately $1,500 and $1,250 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended November 30, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended November 30, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2009

By /s/ Ruth Shepley
Ruth Shepley,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruth Shepley	President,	February 10, 2009
Ruth Shepley	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer