Form 10-KT
period 2009-03-31
Confederate Motors, Inc.
filed 2009-05-20
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for the fiscal year ended December 31, 2008 (due to the change in fiscal year)

Commission File No. 333-1308

Confederate Motors, Inc.

 (Name of small business issuer in its charter)

DELAWARE	26-4182621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2222 5th Avenue South Birmingham, Alabama	35233
(Address of principal executive offices)	(Zip Code)

(205) 324-9888
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for year ended December 31, 2008: $2,055,500

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was US $6,720,140.

As of May 15, 2009, the registrant had 11,050,000 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

Description of Business

Historical Development

We were incorporated in Louisiana in March 2003. Our principal executive offices are located at 2222 5th Avenue South, Birmingham, Alabama 35233.  French Peak Resources Inc., which has changed its name to Confederate Motors, Inc., is a publicly traded shell company incorporated in the State of Delaware in May of 2005, with its common stock quoted on the FINRA OTC Bulletin Board under the symbol CFED.

Industry Overview

The High Performance Street Motorcycle Industry is a niche market targeting the ultra-high net worth individuals (UHNWIs), defined as those who reside in households with a net worth or wealth of $30 million or more. Globally this market comprised approximately 95,000 households in 2006 and approximately 38,400 in North America as reported in the 11th Annual World Wealth Report from Merrill Lynch/Capgemini. The market size is comprised of over 4,500 individual motorcycle enthusiasts throughout the continental US, Western Europe and Middle East with a net worth in excess of $30 million in liquid assets.

In the past, the motorcycle industry has been subject to significant changes in demand due to changing social and economic conditions affecting discretionary consumer income, such as employment levels, business conditions, taxation rates, fuel costs, interest rates and other factors. The factors underlying such changes in demand are beyond our control, and demand for our products may be adversely affected by a sustained economic downturn, which could have a further negative impact on our business, prospects, result of operations or financial condition.

Our Motorcycle Business

We are an uncompromising motorcycle design and craft enterprise. We trace our brand history to 1991. We produce three distinct model lines, which are unique, technically and aesthetically.  Each offers value to our intended client in a different manner.  The vehicle line includes a hot rod roadster, a hot rod street fighter and a hot rod speedster.  Our products are sold in the US, Western Europe and the Middle East.  Our manufacturing operations are based in Birmingham, AL, consisting primarily of motorcycle assembly.  Vertical integration is very limited, resulting in a relatively low fixed cost structure.  All motorcycles are designed and manufactured by hand at our home office located at 2222 5th Avenue South, Birmingham, Alabama, 35233 under the direction of CEO and founder H. Matthew Chambers.

Our Motorcycle Lines

It was the foundational cornerstone of the Confederate brand that the vehicle line illuminate and inform the heritage of the American hot rod motorcycle tradition.  The original Hellcat was inspired by the post WWII fighter pilot who, upon return from his service to our country, promptly bought an American V-Twin motorcycle, stripped it to its barest essentials and souped up the motor to the farthest extent possible without compromising reliability.  This formula, along with Bauhaus influenced minimalist avant-guard holistic American true to concept design DNA has consistently been applied to our vehicle line extension. The big displacement V-Twin American street motorcycle market is traditionally segmented into three categories as follows: cruisers, custom and touring.  In furtherance of our American design initiative, we have sought to redefine the segmentation of American street machines.  We categorize our overall vehicle line as roadburners. This term is used to define ultimate street motorcycling.  We believe the Confederate roadburner offers the following:  the most explosive low end power (torque) to weight ratio of any vehicle on the planet; the most full-blooded, sensory overloaded, accurate, precise, voluminous, integrative feedback of information; the most overbuilt robust chassis crafted to withstand many lifecycles of the most grueling hard core use; a primal connection between our client and his machine that is self enriching in a timeless priceless manner; maximum solidity and stability (the machines feel like they are carved from solid granite) and absolute minimum overall weight, packaged as low and forward as possible with the lightest unsprung weight possible.

Hellcat Combat

The Hellcat Combat is presented as a limited edition variant of the second and final generation of the Hellcat series.  Combat is a co-branding term that illustrates a higher performance edition of the model so defined. The Combat features a design specific hand ported and polished head design, special camshaft grind, returned intake system, which harmoniously result in a 12% gain in rear wheel horsepower and a 4% increase in rear wheel torque.

Wraith

Conceived as a counterpoint to the golden era of the 1930’s, which inspired beginning design work on the Hellcat, we chose the pre-16 era of motoring and the courageous free spirited nature of the board track racer as our inspirational starting point. The Wraith is the first production motorcycle to utilize a chassis design specified for manufacture from structural carbon fiber.

Fighter

The Fighter was the featured item in the Neiman-Marcus Christmas fantasy gift catalogue. The Fighter features a thin wall 5-inch outer diameter titanium chassis, our triple load path modular architecture, and a new echo of negative spatial aesthetics through the industry’s largest diameter mating surface architecture and bearing diameter scale in history.

Motorcycle Lines in Development

Renovatio

We believe Renovatio will reinforce our body of work as true to concept fierce American avant guard minimal purity. Conceived by the leader of our conceptual design team, Ed Jacobs, the motorcycle is at once primitive, bohemian, and yet highly technical.

Other Business Operations

Motorcycle Related Product Offerings

As a contextual component of our factory technical service structure, we offer a select variety of wearing apparel and other related retail products displaying the Confederate name.  This has the effect of providing enjoyment for our customers and displaying our name in the current market.

Our Business Strategy

Strengthen our position in our core market

We intend to maintain and strengthen our niche position in our target market.  To this end we will continue to evolve our new modular, robust light-weight chassis architecture presently deployed on the Wraith and soon to be released Fighter.  We continuously seek to strengthen our position in our core market by upgrading our motorcycle lines with evolutionary technical and design innovations.

In particular, we have made the following innovations to our motorcycles in the recent past:

●       We have lowered total mass by 20%
●       We have increased structural torsion and bend rigidity by 25%
●       We have shifted mass forward in the chassis by 10%
●       We have introduced engine counter-balance shafts that remove the unpleasant vibration and allow just the right amount of pulsation to remain
●       We have introduced lighter unsprung weight in the form of lighter carbon fiber wheel technology; lighter aluminum/ceramic matrix disc brake technology and carbon fiber suspension technology.

Expand our product offering

We will continue to develop and introduce new products to appeal to the changing needs of our target client and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-guard American design and world leading hand craftsmanship.  We believe the Wraith and Fighter are profound examples of timeless iconic design.  Each is capable of creating initial shock and awe.  Further in, each is imminently alluring as the minimalist purity of the organic creative solutions avail themselves.  We believe that a modular version of each crafted in aluminum with standard Hellcat derived front suspension as a simple roadster and speedster will be a direct bullseye for our target audience on or before 2010.  We believe that the aesthetics of our fresh architecture simplified to a slightly more conventional level marketed four and 1/2 years after the launch of the Wraith and Fighter respectively, will both solidify and grow our present target audience and open our Confederate brand to the more than 9.5 million people in the world with a net worth greater than $1 million.

Strengthen our Distribution Network

                We believe our US sales deployment strategy will create the most proximate relationship between our target client and our Confederate team.  A direct line from our CEO, the factory technical team, the factory parts specialist and the factory sales group with our target client facilitates the most straight forward communication.  We believe this honest communication is at the very core of our authenticity.

We plan to open a small servicing center, retail environment, and design boutique in Los Angeles this winter.  This facility will serve as a template for expansion as demand for our motorcycles increases.  This location will serve as our West Coast warehouse for media and film public relations product placement facilitation.

We have also entered into an agreement with Confederate Motors Middle East to open a retail center in Dubai the largest city in the United Arab Emirates.  This center opened on October 22, 2008 and extended our distribution to UHNWIs in the Middle East.

Strengthen Our Global Brand

                Since our founding, we have undertaken a coordinated consistent marketing effort to inform the public of the traditional strengths of the Confederate brand and to increase the visibility of the Confederate brand.  During the month of October we launched our most significant media campaign in our history.  First, on October 6, the Fighter was presented in the Neiman-Marcus Christmas fantasy gift catalogue and displayed in Houston.  Two weeks later, a similar event was hosted in New York.   Our new web and print media campaign will launch in 2009.  Our Confederate Dubai distribution center launched on October 22, 2008.  We appeared on the Today Show.   We will launch the C3 Hellcat in Winter 2009.

               For calendar year 2010, we will launch the Tough Romantics campaign to showcase a new simplified version of the Wraith and Fighter as our unique vision of the perfected American roadster and speedster.

In 2011, we will launch the Establishment RIP campaign, showcasing Renovatio.

We believe thorough execution of these three campaigns will strengthen the brand recognition and customer loyalty that we currently enjoy.

Expand our Motorcycle Related Product Offerings

               As a contextual component of our factory technical service structure, we believe we can best build client loyalty with our target niche through the offering of select very high-end garage accoutrement.  We will offer tool chests and tooling, wall art and poster artifacts, signage, motorcycle display stands, workstands, flooring, lighting, furnishings, refrigeration, high fidelity video and garage door technology.  This will have the effect of establishing an inner motoring sanctuary for our client as well as providing a built-in service center where we can train and instruct our client concerning his motorcycle while maintaining his motorcycle in the most convenient location for him.

Increase our Production Efficiency

Our benchmark is Stradivari. The trained ear can detect his craftsmanship. Unfortunately, his structural craft approach died with him. Our challenge is to uncompromisingly invest in the structure, systems, tooling, technology, training, plant, engagement, inspiration and faith to create the ultimate qualitative approach with consistency to assure that continuous maximum improvement is cultivated and nurtured. We must assure that each individual allowed to be team member shall fully engage and be thoroughly inspired. Intense and focused thought must be elicited from each team member to assure each and every machine is the best it can possibly be. Only a 100 point machine is acceptable. Only the very finest craft person with the deepest of shared brand commitment shall be allowed on our team.

We shall pursue long-term strategic alliances with our vendor base of suppliers, seeking to develop a co-conspiratorial depth of brand commitment equal to that of our direct team member base.

We shall rally to the simple shared goal of designing and crafting the finest motorcycles the world has ever known.

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 42,500 per month in 2008.  These statistics show a marked increase in traffic and point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories sales.

                We anticipate that confederate.com will be a more streamlined and informative site where the motorcycle consumer will be able to review specs, details, and product photos. This site will essentially serve as a “nuts and bolts” information source on Confederate motorcycles.

We intend motocg.com will serve as the sales arm for motorcycle transactions and pre-sale support as well as the following new ecommerce sales lines:

●       high end apparel, including- t-shirt, riding shirt, leather jacket, jeans, belts, hats

●       men’s accessories, including- hand made leather journal, tool kit, pens, luxury timepieces

●       motorcycle parts and riding accessories, including- helmets, boots, gloves

●       Garage accoutrement, including motoring art, flooring, tool chest, tooling, singage, motoring displays, beverage refrigeration, lighting, seating, bedding, etc.

Our third domain maninrevolt.com will be home to all creative content including feature editorials, video and multimedia, music, and user submitted content.

               All three sites will send traffic to and from each other, increasing our overall web traffic at least three-fold.  It grants the customer the opportunity to investigate our company and products to the extent and depth they choose to, as opposed to presenting it all in a single and perhaps too dauntingly large site.  Specifically, the distinction between confederate.com and motocg.com is that CONFEDERATE (in the public’s perception) becomes the dedicated MANUFACTURER, while MOTOCG is strictly sales and ecommerce component.  This opens the potential product pool up to a myriad of future directions which we will strategically transition into the ultimate online luxury personal shopper for men – by selling only the finest hand selected, tasteful products for the most discerning male consumer.

Motorcycle Related Products

Simultaneous with our ’09 man-in-revolt campaign, we will launch the limited production man-in-revolt t-shirt. We are presently in negotiation sourcing an ‘09 man-in-revolt motorcycle leather jacket.  For 2010, the Tough Romantics campaign launch will include additional apparel items.  MotoCG, our garage accoutrement concept, will offer a full sanctuary design service for our target audience.  The service is scheduled for the Establishment RIP campaign launch in October 2011. See – “Expand our Motorcycle Related Product Offerings”.

After Sales Support and Service

               Our structural factory direct to client maintenance and service model is scheduled for deployment simultaneously with the launch of our establishment RIP campaign in 2011.

Product Research and Development

Research

               We believe the fundamentals of contextual strategic Confederate conceptual vehicle design DNA is thoroughly known to the brain trust of our team.  The architecture of each future model going into the foreseeable future is well established. Refinement of aesthetics, dynamics, modularity, manufacturability, craft quality, validation, scalability, and repeatability remain for exploitation through a thoroughly executed developmental process. We believe that we can continue successful product development by leveraging an experienced engineering team.

Development

We believe C3 Hellcat development converge on Wraith-Fighter production in a synergistic holistic manner with the goal of 3 very unique non-cannibalizing vehicle line products which each appeal to our target audience in an entirely individualistic manner.  In early 2011, each line will be modular.  Each line will utilize the same powertrain, the same triple load path architecture and the same core mounting geometry.  Confederate design development utilizes the most current computer aided design (CAD), computer driven milling machines (CAM) and rapid prototyping technology.  We believe we are lean and thrifty in the manner in which we execute against our design strategy.

In conclusion, we believe we have completed research for our American motorcycle design renaissance, concluding with Renovatio.  Developmental and validation work is ongoing.  We believe Hellcat, Wraith and Fighter architecture are timeless for the ages.

Distribution

We believe the acutely targeted nature of our market niche is best supported through a strategic distribution channel which is as proximate to our brand as possible.  The deepest understanding of our family of clients is sought through maximization of contact.

We operate a nuanced web environment which is the foundation of our distribution effort.  For the North American market, sales are directed to our sales staff at our factory.  Our Los Angeles CM experience, design and public relations center will open in 2009. Our New York CM experience, design and public relations center will open in 2010. These Confederate stores will be positioned to best illuminate and inform the vision and values of the Confederate brand, its conviction and authenticity through thoroughly considered experiential environmental design.  Direct owner’s garage maintenance and service will be deployed from these branches as well as the factory base of operations.  An aggressive public relations effort aimed at our target client in these two key early-adoptive markets will be deployed.  Maninrevolt.com will launch and be deployed as one of the leading men’s luxury lifestyle and fashion retail websites.  Execution of a thorough long-term strategy for integral partnership with all forms of the film and television industry will be deployed.  A quarterly direct and email campaign will inform and illuminate our brand evolution to our family of clients.  A special online owner’s web based information center will be coherently orchestrated to best bond a long-term relationship with our family of clients.

Similarly, we believe this concept of strategic brand centric distribution will best serve our acutely targeted family of clients and future clients in the all important European and Middle Eastern marketplace.  These two independent distribution agents will operate from their respective home bases in Milan and Dubai.  The garage accoutrement/synergistic home based service model will be adopted.  Concept store design and apparel sales will be consistent with the North American LA/NYC model.  Web design and navigation will be coordinated for world-wide client friendly culturally diverse access. See –“Strengthen our Distribution Network”.

Marketing Activities

Brand Development

We believe the Confederate motorcycle brand is perceived to be one of the most authentic in the motoring industry.  This belief is predicated upon the absolute consistency of the brand message since its launch in the December issue of Motorcyclist Magazine in 1993.  The brand exists to communicate a cerebral and spiritual rebel initiative inspired by fierce American pure objective individuality through the creation of uncompromised handcrafted motoring works of art.  From the outset, we have challenged the establishmentarian view of what honest new world American industrial and mechanical design can be.  We shall continue along this chosen path.

Over the past 5 years, we have developed a new corporate identity and standardized our corporate logo, lettering and promotional and marketing materials worldwide. At its foundation, our CM circular identity communicates the influence upon us of the art nouveau movement convergent with the Bauhaus school.  Our David breaking out of his box illuminates and informs man’s universal struggle to discover the who, what and why of his individual existence.

Our 2009 Man in Revolt campaign will formally launch our new logo system representative of the Man in Revolt.  Because within all of us, the Goliath competes with David, the Caravaggio image of his own head held by David representing the collectivist beast will feature as well.  This will echo our rebellious spirit, flawed nature and our desire to communicate through exceptional motoring works of art.  The campaign fluently informs our long-term consistent brand mantra, the art of rebellion. The third distinct production example of our contextual strategic design, the ti-Fighter, will be the new product which is formally being launched as the centerpiece of the annual campaign.  The Fighter solidly grounds the authenticity of our brand.  It is entirely unique and distinctive from our other model offerings.  Yet, it is transparently from the same brand family.  The Fighter is minimalist, pure, fiercely American avant guard and is clearly influenced by the Bauhaus school.  The new machine obviously is technically brilliant yet is harmoniously balanced with the primitive.  The Fighter communicates conceptual truth and honesty.  It is very impactful.  The Fighter builds on our already substantial design legacy. We believe that critical journalists and the design community worldwide, upon first experiencing the ti-Fighter, will instinctively know such a motorcycle could only come from the brand which gave the world the C1 and C2 Hellcat and the B120 Wraith.  This is the hallmark of great contextual strategic design.

         Our 2009 campaign began with the Fighter presentation in the Neiman Marcus Christmas gift guide.  The starting line is October 6. Scheduling for Wraith road testing to appear in the June/July trades in late March is booked. The Fighter is likewise scheduled for Christmas release in numerous lifestyle and luxury journals. On October 22, we opened our first Confederate experience center in Dubai. In the spring/summer of 2009 we will open experience centers in Los Angeles and Milan. Throughout our 2009 campaign we will aggressively pursue film and television coverage in the Los Angeles area from the vantage point of our West Coast Confederate location.  This effort will be deployed with a PR fleet of 4 motorcycles on the West Coast.  The most sophisticated direct mail campaign in our history will initiate on or around November 15.  A short promo piece and a nuanced catalogue documenting our brand and our offerings have been in the design phase for over six months. The campaign will target the 20,000 inquiries we presently have in our database as well as the 1,500+ visits per day we average on our website.

A new position, director of provenance, will be appointed within the next few months.  This new team member will be charged with building a documented recorded memorialized storyline around each machine we build, its new owner, and the position of our enterprise at the time of the creation of the new machine.  This new team member will also be responsible for mining the storied history of our enterprise effort for posterity.

In 2010 we will launch the C3 Hellcat.  This modular motorcycle will be more simple, scalable, slightly more conventional than our current vehicle line up.

In 2011 we will launch the Establishment RIP campaign, with the production Renovatio.

We believe that moving into calendar year 2012, our brand will possess iconic contextual strategic design across a broad fresh line, solid perceived brand authenticity and substantial pricing power.  We believe these facts will translate into substantial growth, margins and profitability.

Media

As we enjoy widespread media attention through our product design and innovations, we do not invest substantially in paid advertising. We believe that our motorcycles are aspirational products that create a significant demand “pull”. The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the TNT Network’s series “Lucky Chance”. In addition, Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes, add to the overall brand equity and exposure.

Production

Confederate manufacturing specifications are not vertically integrated. Enterprise fixed cost per production unit is low.  Internal manufacturing capacity is focused on use of current high technology solutions to facilitate creation of efficient designs for thrifty and accurate communication to our co-conspiratorial vendor network of outside manufacturers.  Our strategic goal is to integrate a limited manufacturing operation with an evolved proximate co-conspiratorial high value-added network of suppliers.  We believe simple, thrifty, increased production efficiency will be the result of our effort.

Assembly Operations

Our production facilities are located in Downtown Birmingham, Alabama. 8,000 square feet are presently being utilized.  Proximate to our facilities numerous low cost manufacturing space is available for future expansion. Our motorcycle production is fundamentally an assembly and testing process.  As a part of the production process, each finished motorcycle is subjected to rigorous quality checks, including static and dynamic testing.

We are continuously considering the core disciplines and fundamentals which organically create structurally great craftsmanship. We use a simple preference system deployable at the moment in which each necessary part and component has undergone a thorough uncompromising quality test and is staged for final assembly of a pre-sold motorcycle. A democratically determined autocratically enforced evolving codified craft sequence is deployed. All objective build data is electronically and paper filed. A subjective rigorous post build real world physical test of each motorcycle is performed and recorded. When the motorcycle is 100% validated it is prepared for shipment to its new owner.

In early 2008 we implemented an ambitious initiative to improve our ability to more exactingly control inventory sequencing. We have introduced a production software system that allows us to monitor the flow of all production-related information from initial order to final motorcycle delivery. This system helps to optimize warehouse inventory volume levels and facilitates the generation of orders for purchasing materials and components.

            Future production of the Fighter, Wraith and Hellcat are strategically planned to maintain efficiency at relatively low volumes. This is because the new vehicle line will share common components across the line. To further simplify future production and reduce costs, we plan to deploy a platform approach to production. Under the platform approach, a motorcycle is divided into a discrete number of key components (platforms) that are in turn made up of sub-components. Key suppliers are made responsible for the platform and managing suppliers thereof. We believe this will improve our ability to negotiate competitive prices and improve quality.

Supplies and Suppliers

We require a wide variety of parts, components, and tools to manufacture our motorcycles. We currently source our parts and components from a broad range of suppliers. Our top 5 parts and components suppliers account for approximately 60% of our parts and procurement spending. Our largest suppliers include: Jim’s (engines); R&R (engines); Blackstone Tek (carbon fiber); Weco (machining); Metmachex (swingarm); and Brembo (brakes).

The majority of our key suppliers have worked with us for over 3 years. Our typical contract relationship is through rolling purchase orders with 90-day change, escape provisions. We contract with our vendors on a non-exclusive basis, allowing us to replace vendors at any time.

Motorcycle raw materials and components are available from a variety of sources.  Our policy has been to identify at least two sources of supply for each component so that we may switch promptly to the alternative supplier should the need arise.

Competition

The world custom motorcycle market is highly competitive.  Our principal competitors are custom bike manufacturers, and, to a more limited extent, Harley-Davidson of the United States and three European manufacturers (Ducati, Triumph and BMW). Most of our competitors have substantially greater financial resources, are more diversified and have significantly higher sales volumes (allowing for greater economies of scale) and market share than us. Certain of our competitors may also have shorter product development cycles and may be able to bring new products to market more quickly than we can.

Insurance

The nature of our retail business exposes us to a low degree of risk of liability. Of primary concern are product and design flaws which may expose us to claims by customers or third parties for product liability, personal injury or property damage. We manage our exposure through a combination of qualified self-insurance and risk transfer to insurance companies.

Government Regulation

None

Seasonality

The high performance street motorcycle industry is not generally subject to the normal ebbs and flows associated with general commerce.  There is a slight increase in sales corresponding to the end of the year holiday season.

Facilities

We lease our headquarters and manufacturing facility in Birmingham, Alabama under a lease ending 12/31/2008. Our Birmingham facility consists of about 8,000 rentable square feet. We do not own any real estate. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Employees

At December 31, 2008, we had a total of 13 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.    PROPERTIES

We are located at 2222 5th Avenue South, Birmingham, Alabama 35233.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol CFED.OB.  In December 2008, the symbol changed from FPKR to CFED pursuant to a name change and reverse split.  The stock does not trade but is listed on the bulletin board.  Our Common Stock may remain at or near its ask price and at any given time the trading volume may be relatively small or non-existent. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. If such a market is developed, we cannot assure you what the market price of our Common Stock will be in the future. You are encouraged to obtain current market quotations for our Common Stock and to review carefully the other information contained in this Report or incorporated by reference into this Report. We have never declared or paid cash dividends on our capital stock, and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of May 15, 2009, 11,050,000 shares of common stock are issued and outstanding.  There are approximately 40 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

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

Recent Sales of Unregistered Securities

Since the closing of the reverse merger, there have been no sales of unregistered securities.  For a description of the sales of unregistered securities in connection with the reverse merger, please refer to the Super 8-k filed with the Securities and Exchange Commission on February 12, 2009.

Equity Compensation Plan Information

The following table sets forth certain information as of May 15, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders

Total

ITEM 6.    SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Business.” Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this Report. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●        actual or anticipated fluctuations in our quarterly and annual operating results;
●       actual or anticipated product constraints;
●       decreased demand for our products resulting from changes in consumer preferences;
●       product and services announcements by us or our competitors;
●       loss of any of our key executives;
●      regulatory announcements, proceedings or changes;
●       announcements in the motorcycle community;
●       competitive product developments;
●        intellectual property and legal developments;
●       mergers or strategic alliances in the motorcycle industry;
●       any business combination we may propose or complete;
●       any financing transactions we may propose or complete; or
●       broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Confederate Motors, Inc. (“Confederate” or “CM) produces premium, heavyweight (651+cc) motorcycles. CM manufactures three models of motorcycles: Hellcat, Wraith and Fighter.

Overview and Outlook

The Company’s 2008 year to date (YTD) net revenue was $ 2,055,500 compared to $1,771,665 for the year end 2007. The Company’s year end financial performance reflected an increase in shipments of Confederate motorcycles.  Net loss for the year ended December 31, 2008 was $317,952 compared to a loss of $631,513 for the year ended December 31, 2007.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution.

Cost of Goods Sold

Cost of goods sold was $1,272,358 for the year ended December 31, 2008, compared to $1,391,452 for the corresponding period last year. Cost of goods sold was lower due to favorable price reductions from machine parts suppliers.

Gross Profit

Gross profit was $783,142 for the year of 2008, compared to $380,213 for the same period last year. The improvement in gross profit for the year of 2008 was a result of higher average price per unit and lower cost of goods sold per unit.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	Year ended
	December 31, 2008	December 31, 2007
Revenue from motorcycles & related products	$2,055,500	$1,771,665
Gross Profit	$783,142	$380,213
Operating Expense	$998,979	$998,049
Interest Income (Expense), net	$(200,479)	$(24,677)
Net Income (Loss)	$(317,952)	$(631,513)
Earnings (Loss) per Share	(2,336)	(5,306)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) continue to develop the capabilities of its distributor network; (vii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (viii) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (ix) anticipate consumer confidence in the economy; (x) retain and attract talented employees; (xi) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, increased warranty costs or litigation;

The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s independent distributors to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its independent distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company.

In addition, the Company’s independent distributors may experience difficulties in operating their businesses and selling.

Liquidity and Capital Resources

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2009, in connection with the reverse merger, we completed a $1.5 million financing and we intend to use the proceeds to expand our operations and design and develop a new motorcycle for our line of products.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital and the proceeds of any financing to finance such expansion.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 did not have a material impact on the Company’s financial position, resultsof operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e. because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles – identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Accepted Accounting Principles.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of Confederate Motors Company, Inc.

We have audited the accompanying balance sheet of Confederate Motors Company, Inc. (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Confederate Motors, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Confederate Motors, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $357,000 as of December 31, 2008, has had net losses of approximately $318,000 and $631,513 for the years ended December 31, 2008 and 2007, respectively, and has an accumulated deficit of approximately $2,773,000 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 8. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Bartolomei Pucciarelli, LLC
Lawrenceville, NJ
May 20, 2009

CONFEDERATE MOTORS COMPANY, INC.
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets
Cash and cash equivalents	$34,963	$10,899
Inventory	398,283	260,654
Due from related party	21,100	-
	454,346	271,553

Property and equipment, net	97,438	150,910

Other assets	-	21,000

Total Assets	$551,784	$443,463
Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$156,397	$170,290
Accrued salaries	8,835	23,650
Deferred revenue	278,183	492,504
Warranty reserve	8,600	8,000
Other accrued expenses	5,700	67,540
Convertible Note, net of debt discount of $16,347	208,653	-
Derivative Liability	76,801	-
Current portion of notes payable	45,410	45,580
Current portion of capital leases	22,641	21,400
Total Current Liabilities	811,220	828,964

Notes payable, less current portion	162,788	211,131

Capital leases, less current portion	47,474	70,114

Deferred exclusive agency fee	240,000	-

Stockholders' deficit
Class C preferred stock, no par value, $17,500 liquidation value,
50,000 shares authorized, 57.1430 shares issued and outstanding at	-	-
December 31, 2008 and 2007, respectively
Class B common stock, no par value, 50,000 shares authorized,
42.6670 and 0 shares issued and oustanding at December 31, 2008
and 2007, respectively	-	-
Class A common stock, no par value, 50,000 shares authorized,
95.7011 and 132.6736 shares issued and oustanding at
December 31, 2008 and 2007, respectively	-	-
Additional paid-in capital	2,063,000	1,838,000
Stock subscriptions	-	(50,000)
Accumulated deficit	(2,772,698)	(2,454,746)
Total Stockholders’ Deficit	(709,698)	(666,746)
Total Liabilities and Stockholders’ Deficit	$551,784	$443,463

CONFEDERATE MOTORS COMPANY, INC.
Statement of Operations
Years ended December 31, 2008 and 2007

	2008	2007

Sales	$2,055,500	$1,771,665

Cost of goods sold	(1,272,358)	(1,391,452)

Gross profit	783,142	380,213

Selling, general and administrative expenses	998,979	998,049

Loss from operations	(215,837)	(617,836)

Other income (expense)
Gain on derivative liability	13,219	-
Other income	85,145	11,000
Interest income (expense), net	(200,479)	(24,677)
	(102,115)	(13,677)

Net loss	$(317,952)	$(631,513)

Net loss per common share – basic and diluted	$(2,336)	$(5,306)

Weighted average shares outstanding	136.0903	119.0192

CONFEDERATE MOTORS COMPANY, INC.
Statement of Stockholders’ Deficit
Years ended December 31, 2008 and 2007

	Preferred Stock Shares	Common Stock Shares	Additional Paid-In Capital	Stock Subscriptions	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2005	57.1430	133.3330	$1,396,000	$-	$(1,109,661)	$286,339

Net loss					(713,572)	(713,572)

Balance at December 31, 2006	57.1430	133.3330	1,396,000	-	(1,823,233)	(427,233)

Issuance of common stock		34.4656	560,000	(50,000)		510,000

Redemption of common stock		(35.1250)	(118,000)			(118,000)
						-
Net loss					(631,513)	(631,513)

Balance at December 31, 2007	57.1430	132.6736	1,838,000	(50,000)	(2,454,746)	(666,746)

Issuance of common stock		5.6945	150,000	50,000		200,000

Convertible Debt - Beneficial Conversion			75,000			75,000

Net loss					(317,952)	(317,952)

Balance at December 31, 2008	57,1430	138,3681	$2,063,000	$-	$(2,772,698)	$(709,698)

CONFEDERATE MOTORS COMPANY, INC.
Statement of Cash Flows
Years ended December 31, 2008 and 2007

	2008	2007
Operating activities
Net Loss	$(317,952)	$(631,513)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	53,472	39,033
Accretion of debt discount	173,673	-
Gain on derivative liability	(13,219)
Change in operating assets and liabilities
Inventory	(137,629)	(151,592)
Due from related parties	(21,100)	-
Other assets	21,000	-
Accounts payable	(13,893)	109,743
Accrued salaries	(14,815)	23,650
Other accrued expenses	(61,840)	51,861
Deferred revenue	(214,321)	168,135
Deferred exclusive agency fee	240,000	-
Warranty reserve	600	(1,350)
Net cash used by operating activities	(306,024)	(392,033)

Investing activities
Purchases of property and equipment	-	(5,604)
Net cash used by investing activities	-	(5,604)

Financing activities

Repayment of notes payable	(48,513)	(27,127)
Repayment of capital leases	(21,399)	(17,290)
Net proceeds from convertible debt	200,000	-
Proceeds from issuance of stock	200,000	510,000
Redemptions of stock	-	(118,000)
		-
Net cash provided by financing activities	330,088	347,583

Net increase (decrease) in cash and cash equivalents	24,064	(50,054)

Cash and cash equivalents at the beginning of year	10,899	60,953

Cash and cash equivalents at end of year	$34,963	$10,899

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$26,806	$23,665
Income tax	$-	$-

Confederate Motors Company, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors Company, Inc. (the “Company”) is one of the world’s leading manufacturers of handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers three models of motorcycles: the F131 Hellcat Combat, B120 Wraith and C120 Fighter. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company moved in December 2005 and is now headquartered in Birmingham, Alabama.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company’s financial statement are reasonable and prudent; however, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash depository accounts which at times, may exceed federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions. These amounts represent actual account balances held by the financial institution at the end of the period, and unlike the balance reported in the financial statements, the account balances do not reflect timing delays inherent in reconciling items such as outstanding checks and deposits in transit.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method

Inventory is comprised of the following at December 31:

	2008	2007
Parts	$315,083	$176,454
Work in process	13,200	13,200
Motorcycle finished goods	70,000	71,000
Total Inventory	$398,283	$260,654

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, 5 years; furniture and fixtures, 3 to 5 years; equipment, 3 to 5 years.

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets. The Company recognizes revenue from repair services in the same month the service is provided.

Income Taxes

The Company provides for income taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs totaled $3,525 and $76,871 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $139,924 and $161,052 for the years ended December 31, 2008 and December 31, 2007, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities - Conversion Options	$76,801	$—	$—	$76,801

Total Liabilities	$76,801	$—	$—	$76,801

Liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of conversion options embedded within convertible debt. The Level 3 inputs for the Company's disclosure of the fair value of it’s conversion options are disclosed in Note 4 “Embedded Derivatives.”

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

In addition to considerations under SFAS 133, the Company accounts for conversion preferences embedded within convertible instruments in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, when necessary, the Company records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt.

The Company evaluated the conversion options embedded in its convertible instruments during each of the reporting periods presented.

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2008	2007
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	109,878	56,406
	$97,438	$150,910

Depreciation expense charged to income for the years ended December 31, 2008 and 2007 amounted to $53,472 and $39,033, respectively.

NOTE 3 – NOTES PAYABLE

At December 31, notes payable consisted of the following:

	2008	2007
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (7.75% and 10.50% at
December 31, 2008 and 2007, respectively), principal
and interest payable monthly, unsecured	$94,370	$112,208

Bank note payable due August 18, 2009, prime rate of interest with an 8.25% minimum rate (8.25% at December 31, 2008
and 2007), principal and interest payable monthly, secured by
all assets of the Company	4,465	14,656

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	27,675	34,097

Note payable due October 15, 2008, 7.00% fixed
rate of interest, principal and interest payable monthly,
Unsecured	81,688	95,750
	208,198	256,711
Less current portion	45,410	45,580
	$162,788	$211,131

At December 31, 2008, principal maturities of notes payable are as follows:

2009	$45,410
2010	42,583
2011	46,145
2012	46,249
2013	27,811
$208,198

5% Senior Secured Convertible Debenture

On July 15, 2008, the Company issued an unsecured convertible debenture (the “Debenture”) in the aggregate principal amount of $225,000 to an accredited investor (the “Note Holder”).  The Debenture is due and payable on the earlier to occur of (i) six months after the date of issuance, and (ii) when declared due and payable by the Note Holder upon the occurrence of an Event of Default (as defined in the Debentures). Interest on the Debenture is computed on a 360 day calendar year at 5% per annum and is payable upon maturity.  Upon default, the interest rate on the Debenture would increase to 18% per annum.  The Company does not have the option to prepay the Debenture. The terms of the Debenture also include a conversion option such that provided that the principle, interest and any penalties payable under the terms of the Debenture could be converted into the Company's common stock at conversion rate equal to 75% of the purchase price of a PIPE financing to be negotiated and then completed upon the closing of a transaction in which the Company merges with another company which is listed and trades on the FINRA OTCBB stock exchange in the United States.

At the time the Debenture was issued, the Company did not have the authorized share capital available to satisfy the optional conversion rights described above. Accordingly, the Company determined, in accordance with EITF 00-19, paragraphs 19 through 23, that it would be appropriate to assume that cash settlement of the conversion option was in the control of the note holders and bifurcate the conversion option from the notes to account for them as a free standing derivative. The fair value of the conversion option was calculated using the Black-Scholes option pricing model with the assumptions as outlined in Footnote 4. The aggregate commitment date fair value of the conversion option amounted to $90,020.

Interest expense related to the Debenture amounted to $7,688 for the year ended December 31, 2008.

NOTE 4 – EMBEDDED DERIVATIVES

The fair market value of embedded derivative liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Derivatives embedded within convertible debenture dated July 15, 008, initial value	$90,020	$—
Cumulative adjustments to record fair market value of embedded derivative	(13,219)	—
Total	$76,801	$—

The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $13,219 for the year ended December 31, 2008. Attributes used to determine the fair value of the embedded derivatives as of December 31, 2008 and as of July 15, 2008 (the initial value) are provided below.

	December 31,	July 15,
	2008	2008
Valuation Assumptions
Stock price	$1.50	$1.50
Conversion price	$1.125	$1.125
Number of underlying shares to be issued upon conversion	204,694	200,000
Expected term (in years)	.04	0.5
Expected volatility	54.71%	54.71%
Risk-free interest rate	0.11%	2.30%

NOTE 5 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment totaled $108,804 and $42,072, respectively at December 31, 2008

At December 31, 2008, future minimum payments due under the capital lease agreements are as follows:

2009	$29,193
2010	29,193
2011	19,449
2012	3,971
Future minimum lease payments	81,806
Less amount representing interest	11,691
Present value of minimum lease payments	70,115
Less current portion	22,641
Long-term capital leases	$47,474

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets are primarily related to net operating loss (NOL) carryforwards.  Realization of deferred tax assets associated with NOL carryforwards and reversal of other temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carryforwards. The Company’s net operating loss carryforwards totaled approximately $2.5 million and $2.3 million at December 31, 2008 and 2007, respectively and will expire on various dates between 2024 and 2028. As of December 31, 2008 and 2007, the Company had recorded 100% valuation allowance against the deferred tax assets. This represents an increase of approximately $68,400 in the valuation allowance from December 31, 2007 to December 31, 2008.  Management believes that a valuation allowance is appropriate due to the Company’s history of operating losses and the uncertainty of long term estimates of future taxable income. As such, the Company has recorded no income tax benefit in the accompanying financial statements.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(2,772,698) as of December 31, 2008 and negative cash flows from operations during the year ended December 31, 2008 of $(306,024). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. The Company has negative working capital in that it’s Current Liabilities are in excess of it’s Current Assets by $356,874. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

Operating Lease

The Company leases facility space under a non-cancelable operating lease obligation.

Rent expense paid under the operating lease obligation totaled $53,354 and $53,515 for the years ended December 31, 2008 and 2007, respectively

At December 31, 2008, future minimum payments due under the operating lease agreement is as follows:

For the year ended December 31, 2009	$45,521
For the year ended December 31, 2010	$55,131
For the year ended December 31, 2011	$56,631

NOTE 9 – STOCKHOLDERS’ EQUITY

During 2008, the Company issued 5.6945 shares of the Company’s common stock for $150,000. Additionally, the Company received $50,000 for shares that were issued during 2007.

The Company’s stock is divided into three classes. Class A stock has full voting rights together with all other rights held by shareholders pursuant to Louisiana Business Corporation Law. Class B and Class C stock have the same rights as Class A stock, except that holders of Class B and Class C stock are not entitled to vote.

Holders of Class C stock are entitled to receive dividends when and as declared by the Board of Directors of the Company and to share ratably in the assets of the Company available for distribution in the event of a liquidation, dissolution, or winding up of the Company prior to any holders of Class A and Class B stock of the Company, until the holders of Class C stock have received a return of the total of the original purchase price paid to the Company. The original purchase price paid to the Company for Class C stock totaled $1,000,000 at December 31, 2007 and 2008.

The issuance of authorized but unissued shares of any class by the Company that result in a dilution of more than 33.333% to the holders of Class A stock will include an issuance to the holders of Class C stock in an amount so as not to cause a dilution of the equity ownership by more than 10%.

NOTE 10 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Non-cash investing and financing transactions for the year ended December 31, 2008 included the following:

Additional Paid In Capital increased $75,000 due to the beneficial conversion feature identified with the issuance of a convertible debenture (See Notes 1 & 5)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on its financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including convertible debentures. For all periods presented, convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.

NOTE 13 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized over the life of the agreement

NOTE 14 – SUBSEQUENT EVENTS

On February 12, 2009, the Company completed a stock-for-stock merger with Confederate Motor, Inc. The combined company will operate under the name Confederate Motors, Inc. and will assume and execute Confederate’s hand-crafted motorcycle business as its sole business.

The Company also closed on a private placement financing to accredited investors which closed concurrently with the merger on February 12, 2009.  The Company completed a 3.167420814-for-1 reverse stock split effective January 20, 2009.

On March 11, 2009 the Board unanimously approved stock awards of 400,000 shares to Joseph Gamberale and 400,000 shares to Oldenway.  These shares were awarded from the Employee Stock Purchase Plan.

On April 15, 2009 the Board unanimously appointed Bartolomei and Pucciarelli as the new external audit firm replacing Barfield, Murphy, Shank and Smith.

Effective April 17, 2009, Francois-Xavier Terny was appointed as a member of the Board of Directors of Confederate Motors, Inc.

During 2009, the Company extended the note payable to March 15, 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 15, 2009, Barfield, Murphy, Shank & Smith, P.C. (“BMSS”) resigned as our independent registered public accounting firm. The reports of BMSS on our financial statements for each of the two fiscal years ended December 31, 2006 and 2007 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by our Board of Directors on April 15, 2009.

During our two most recent fiscal years and through April 15, 2009, the date of filing our Current Report on Form 8-K announcing the resignation of BMSS, we have had no disagreements with BMSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BMSS, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

BMSS provide us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to the current report on Form 8-K filed on April 15, 2009.

On April 15, 2009, the Board appointed Bartolomei Pucciarelli, LLC (“BP”) as the Company’s new independent registered public accounting firm. The decision to engage BP was approved by the Company’s Board of Directors on April 15, 2009.  Prior to April 15, 2009, the Company did not consult with BP regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

ITEM 9.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of the May 15, 2009. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
H. Matthew Chambers	54	Chairman and Chief Executive Officer and Founder
Paolo Chiaia	50	Director
Francois-Xavier Terny	39	Director
Joseph Mitchell	40	Executive Vice President and Chief Financial Officer

H. Matthew Chambers has been our Chief Executive Officer and one of our directors from our inception in March 2003. Chambers earned a bachelor of arts in business administration from Louisiana State University in 1975, and went on to receive a juris doctorate degree from LSU in 1978. On January 1, 1979, Chambers began a 13 year career as a solo practitioner of law in Baton Rouge. In 1990, Chambers won the largest verdict of his career in a police brutality case. The verdict represented the largest ever granted in the state of Louisiana against a sheriff's parish agency.

Next, idle meditation yielded an idea propelled by a lust for American hot rods which began in the 1950's. An avant-garde American industrial and mechanical design initiative was envisioned. The roots of rugged principled individuality would again form an idealogical foundation for pure, strong, tough motorcycles.

The Confederate dream was embraced April 2, 1991. The cornerstone which formalized the effort is described by just three letters - fun. A true to concept creative body of work was mandated. Honest American motorcycles are the result.

Chambers currently has dual-residences in Birmingham, Ala. and hometown New Orleans, where his family still resides.

Paolo Chiaia is a member of the board of directors of Finanzattiva Sim (securities broker), BPUPRAMERICA SGR (Asset Management Company joint venture between BPU with Prudential), IWBank (major player in online trading), and Centrobanca (in charge for Investment Banking activities).

Paolo served as a senior executive from 1999 to 2004 at Gruppo Banca Popolare di Bergamo (10th largest Italian Banking Group) where he was in charge of the capital markets activities of the Group. The department deals with securities and derivatives trading, both listed and over the counter, debt capital market, equity capital market, M&A. In 1998 he was head of the sales team covering Italian clients with reference to all financial products: fixed income, foreign exchange, emerging markets and corporate bonds.

From 1993 to 1999 Paolo served as a broker at JP Morgan in charge of both Italian and foreign institutional clients. From 1987 to 1993 he worked for Montedison (Italian Chemical Group) in the Treasury department in charge of FX and Interest Rate risk management, both for the Holding Company and for the Italian and foreign subsidiaries. Paolo graduated with top marks from Bocconi University in 1986.

        There are no relationships between Mr. Chiaia and any of the officers or directors of the Company. And there is no employment agreement between Mr. Chiaia and the Company.

Francois-Xavier Terny is a private investor and operational consultant to 7 companies and start ups since 2008.  He was the founder of Masaï, a consultancy specializing in cost optimization established in 1996. Under the management of Mr. Terny, Masaï had 8 consulting offices in Europe, US and Japan, and 7 LCC offices, with a total of over 120 professionals. It was acquired by Lowendal group in October 2006.

Following his studies at HEC, from 1991 to 1996, Mr. Terny served as a strategic consultant in Bain & Company, with one year spent between the Moscow and Warsaw offices (1993) and creation of the South African office (1995). It was during the numerous purchasing assignments (sheer luck in strategic consultancy!) that the idea for Masaï was born. Discussions with his friend Thierry Fournier, a Manager within Bain & Co., gave life to the project in March 1996.

Mr. Terny has always been keen on multi-cultural, multi time zone projects - often combining the complexity of worldwide team management with a taste for creating new methodologies, new approaches to the ever-evolving issues clients are facing in cost management. He is passionate about cars and race car driving, a wine enthusiast with a particular taste for Languedoc wines, and a seasoned traveler.

There are no relationships between Mr. Terny and any of the officers or directors of the Company. And there is no employment agreement between Mr. Terny and the Company.

Joseph Mitchell has served as our Chief Financial Officer from November 2006.  He has over 17 years of experience in financial operations and management in the financial services, technology, healthcare and manufacturing sectors, including 3 years at HealthSouth. During his time at HealthSouth, he held various senior management positions, including Director of Business Development, Audit Director and Assistant Controller, and was instrumental in the company being re-listed on the NYSE. Prior to HealthSouth, Joseph spent 4 years at Dell Financial Services and served as the Financial Reporting Manager and Corporate Governance Manager, where he led a team in implementing financial and internal controls for SEC compliance. Prior to Dell, he spent 4 years at AmSouth as the Finance Manager where he directed the integration of the financial operations for a $500 million acquisition.

Joseph earned a bachelor's degree in accounting from the University of Alabama. He holds an MBA from the University of Alabama Birmingham. He is a licensed CPA.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

є
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time except for our Chief Executive Officer, Matt Chambers who filed a Chapter 7 bankruptcy petition in December 2004 and was discharged in May 2005;

є	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

є
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

є	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the calendar years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
H. Matthew Chambers, President and Chief	2008	115,450	0	0	0	0	0	0	115,450
Executive Officer	2007	98,000	0	0	0	0	0	0	98,000

Joseph Mitchell, Executive VP, Chief Financial	2008	110,000	0	0	0	0	0	0	110,000
Officer, Secretary	2007	92,000	0	0	0	0	0	0	92,000

Ed Jacobs, Director of Design	2008	67,125	0	0	0	0	0	0	67,125
	2007	60,000	0	0	0	0	0	0	60,000

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has five directors, but does not have any standing committees.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Option/SAR Grants to Executive Officers

No Named Executive Officers received or exercised any stock awards, stock options or SARs during the year ended December 31, 2008, or otherwise were the beneficial owners of any stock awards, stock options or SARs at December 31, 2008.

Employment Agreements

We will enter into employment agreements with H. Matthew Chambers, Joseph Mitchell and Ed Jacobs.  It is anticipated that each of the employment agreements will be entered into and will have a three-year term and will automatically extend in one-year increments unless we notify the executive in that year that his employment agreement will not be extended.

Before entering into these employment agreements, the 2008 target base salary was $120,000 for H. Matthew Chambers, $120,000 for Joseph Mitchell and $72,000 for Ed Jacobs. The employment agreements provide for annual base salaries at the following initial rates: $180,000 for H. Matthew Chambers and $144,000 for Joseph Mitchell and $96,000 for Ed Jacobs. The annual base salaries will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. The employment agreements also make each executive eligible for annual bonuses determined by our board of directors (or compensation committee, if any). The employment agreements also provide that these officers are eligible to participate in our equity incentive plans and other employee benefit programs.

The employment agreements impose on each employee post-termination non-competition, non-solicitation and confidentiality obligations. Under the agreements, each officer will agree not to compete with our business in the United States, subject to certain limited exceptions, for a period of two years after termination of his employment (provided that the agreements are terminated other than for good reason by the officers or without cause by us). Each officer will further agree, for a period of three years after termination of his employment, to refrain from inducing, or attempting to induce, any of our customers or employees to curtail or terminate their relationship or employment with us, as applicable. Each officer will also agree to maintain the confidentiality of all confidential or proprietary information of our company, and assign any inventions to us that he acquired or developed during his relationship with us.

The employment agreements provide for payments and benefits upon termination of employment in addition to those previously accrued. If the executive is terminated due to death or disability, the executive will receive (in addition to items previously accrued):

●            instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to the average annual bonus in recent years (calculated as described below), prorated to reflect the part of the year completed before termination; and
●            in case of disability, continued health, medical and life insurance coverage until age 65.

If we terminate the executive’s employment without cause, including after a change in control, or if the executive terminates employment for good reason, the executive will receive (in addition to items previously accrued):

●            a lump sum cash payment equal to (1) the sum of his then-current annual base salary, plus his then-current guaranteed cash bonus, plus the average annual bonus in recent years (calculated as described below), multiplied by 3, in the case of H. Matthew Chambers and 2 in the case of each of Joseph Mitchell and Ed Jacobs;
●            instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to his average annual bonus in recent years (calculated as described below), which, unless the termination occurs within the period beginning on the date of a change in control and ending two years after a change in control, will be prorated to reflect the part of the year completed before termination; and
●            continued health, medical and life insurance coverage for one year.

In each case, the average annual bonus in recent years is calculated by using the most recent (up to three) calendar years in which the executive worked for us for the entire year. If the executive was not eligible for, or did not receive, a bonus during any of those years, then we deem the average annual bonus to be equal to the target annual bonus for the year of termination. When calculating the average annual bonus, any guaranteed cash bonus is disregarded.

If payments under the employment agreement are subject to the golden parachute excise tax, we must pay an additional gross-up amount so that his after-tax benefits are the same as if no excise tax had applied.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 12, 2009 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

		Percentage of shares outstanding
Beneficial owner	Number of shares beneficially owned (1)	Pre-Offering(2)	Post-Offering Minimum Amount(3)
RSC Affiliated Businesses, LLC (4)	2,633,220	23.5%	21.5%
Joseph Mitchell, Chief Financial Officer	316,985	2.8%	2.6%
Paolo Chiaia, Director	207,262	1.8%	1.7%
Ed Jacobs, Director of Design	74,000	*	*
All directors and executive officers as a group	3,231,467	28.1%	25.8%

Joseph Gamberale	1,258,612	11.2%	10.3%
Oldenway 1 (5)	1,039,914	9.3%	8.5%
Oldenway 2 (6)	1,039,914	9.3%	8.5%

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 2222 5th Avenue South, Birmingham, Alabama 35233.

*      Less than 1%

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.
(2)     A total of 11,210,000 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(3)     A total of 12,260,000 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(4)     H. Matthew Chambers, the principal of RSC Affiliated Businesses, L.L.C., is deemed to be the beneficial owner of the shares of common stock owned by RSC Affiliated Businesses, L.L.C.  Mr. Chambers has voting and disposition power over the shares beneficially owned by RSC Affiliated Businesses, L.L.C.
(5)     Nazir Mohammed Parker, the principal of Oldenway 1, is deemed to be beneficial owners of all of the shares of common stock owned by Oldenway 1. Mr. Parker has voting and disposition power over the shares beneficially owned by Oldenway1.
(6)     Nazir Mohammed Parker, the principal of Oldenway 2, is deemed to be beneficial owners of all of the shares of common stock owned by Oldenway 2. Mr. Parker has voting and disposition power over the shares beneficially owned by Oldenway2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board of Directors and Officers

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2006 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Other Stockholders

There are currently no capital loans payable to existing stock holders.

Pursuant to the Merger Agreement, on February 12, 2009, we issued 8,895,000 shares of our common stock to the shareholders of Confederate Motor Company, Inc. pursuant to the merger between us and Confederate Motor Company, Inc.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 12, 2009, we closed a private placement offering whereby we sold 1,050,000 shares of our common stock to certain investors for a total aggregate purchase price of $1,275,000.  The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $15,000 for professional services rendered for the audit and review of our financial statements. That total amount consisted of $15,000 for the auditing and review of the financial statements for the fiscal year 2008.

Legal Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $10,000 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2009	Confederate Motors, Inc.
	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer

Principal Executive Officers of Confederate Motors, Inc.
By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer

By:	/s/ Joseph Mitchell
Joseph Mitchell Chief Financial Officer and Principal Accounting Officer