Form 10-Q
period 2009-03-31
Confederate Motors, Inc.
filed 2009-05-20
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CONFEDERATE MOTORS, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-10854	26-3534190
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes ☐ No ☐

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009:  11,050,000shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE

 Item 1. Financial Information

CONFEDERATE MOTORS, INC.
Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$435,046	$34,963
Inventory	450,964	398,283
Due from related party	21,100	21,100
	907,110	454,346

Property and equipment, net	87,245	97,438

Other assets	-	-

Total Assets	$994,355	$551,784

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$48,339	$156,397
Accrued salaries	7,392	8,835
Deferred revenue	297,318	278,183
Warranty reserve	8,600	8,600
Other accrued expenses	1,347	5,700
Convertible Note, net of debt discount of $16,347	-	208,653
Derivative Liability	-	76,801
Current portion of notes payable	67,359	45,410
Current portion of capital leases	17,212	22,641
Total Current Liabilities	447,567	811,220

Notes payable, less current portion	128,977	162,788

Capital leases, less current portion	47,474	47,474

Deferred exclusive agency fee	225,000	240,000

Stockholders' deficit
Common Stock, par value $0.001 200,000,000 authorized; 11,050,000 issued outstanding	11,050	-
Additional paid-in capital	3,176,950	2,063,000
Accumulated deficit	(3,042,663)	(2,772,698)
Total Stockholders’ Equity	145,337	(709,698)
Total Liabilities and Stockholders’ Equity	$994,355	$551,784

CONFEDERATE MOTORS, INC.
Statement of Operations
 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Sales	$176,153	$457,988

Cost of goods sold	(129,547)	(290,610)

Gross profit	46,606	167,378

Selling, general and administrative expenses	387,053	211,919

Loss from operations	(340,447)	(44,541)

Other income (expense)
Gain on derivative liability	76,801	-
Other income – agency fee	15,000	15,145
Interest income (expense), net	(21,319)	(8,281)
	70,482	6,864

Net loss	$(269,965)	$(37,677)

Net loss per common share – basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding	8,672,607	6,036,136

CONFEDERATE MOTORS, INC.
Statement of Cash Flows
 (unaudited)

 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Operating activities
Net Loss	$(269,965)	$(37,677)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	10,194	14,182
Accretion of debt discount	16,347
Gain on derivative liability	(76,801)
Change in operating assets and liabilities
Inventory	(52,681)	65,452
Due from related parties	-	(15,000)
Accounts payable	(108,058)	(78,485)
Accrued salaries	(1,444)	(26,630)
Other accrued expenses	(4,353)	(22,801)
Deferred revenue	19,135	(22,721)
Deferred exclusive agency fee	(15,000)	135,000
Warranty reserve	-	600
Net cash provided (used) by operating activities	(482,626)	11,920

Financing activities
Repayment of notes payable	(11,862)	(12,584)
Repayment of capital leases	(5,429)	(4,248)
Net proceeds from issuance of stock	900,000	100,000
Net cash provided by financing activities	882,709	83,168

Net increase (decrease) in cash and cash equivalents	400,083	95,088

Cash and cash equivalents at the beginning of year	34,963	10,899

Cash and cash equivalents at end of period	$435,046	$105,987

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$21,319	$8,281
Income tax	$-	$-

Confederate Motors, Inc.
Notes to Financial Statements
March 31, 2009
(unaudited)

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is one of the world’s leading manufacturers of handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers three models of motorcycles: the F131 Hellcat Combat, B120 Wraith and C120 Fighter. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company moved in December 2005 and is now headquartered in Birmingham, Alabama.

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

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  Inventory consists of parts inventory, work in process (WIP), finished goods inventory and direct labor associated with finished goods.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs totaled $1,157 and $879 for the quarter ended March 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $17,576 and $17,570 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

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

The Company evaluated the conversion options embedded in its convertible instruments during each of the reporting periods presented.

NOTE 2 – PROPERTY AND EQUIPMENT

At March 31, property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	120,071	109,878
	$87,245	$97,438

NOTE 3 – NOTES PAYABLE

At March 31, notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (7.75% and 10.50% at
December 31, 2008 and 2007, respectively), principal
and interest payable monthly, unsecured	$90,304	$94,370

Bank note payable due August 18, 2009, prime rate of interest with an 8.25% minimum rate (8.25% at December 31, 2008
and 2007), principal and interest payable monthly, secured by
all assets of the Company	2,941	4,465

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	25,989	27,675

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	77,103	81,688
	196,337	208,198
Less current portion	67,359	45,410
	$128,978	$162,788

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

Interest expense related to the Debenture amounted to $16,347 for the quarter ended March 31, 2009.

NOTE 4 – EMBEDDED DERIVATIVES

The fair market value of embedded derivative liabilities consisted of the following:

	March 31, 2009	December 31, 2008
Derivatives embedded within convertible debenture dated July 15, 008, initial value	$-	$90,020
Cumulative adjustments to record fair market value of embedded derivative	-	(13,219
Total	$-	$76,801

The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $76,801 for the quarter ended March 31, 2009 and $13,219 for the year ended December 31, 2008. Attributes used to determine the fair value of the embedded derivatives as of December 31, 2008 and as of July 15, 2008 (the initial value) are provided below.

	December 31,	July 15,
	2008	2008
Valuation Assumptions
Stock price	$1.50	$1.50
Conversion price	$1.125	$1.125
Number of underlying shares to be issued upon conversion	204,694	200,000
Expected term (in years)	.04	0.5
Expected volatility	54.71%	54.71%
Risk-free interest rate	0.11%	2.30%

NOTE 5 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment totaled $108,807 and $48,990, respectively at March 31, 2009

At March 31, 2009, future minimum payments due under the capital lease agreements are as follows:

April 1 through December 31, 2009	$21,894
2010	29,193
2011	19,449
2012	3,971
Future minimum lease payments	74,507
Less amount representing interest	9,821
Present value of minimum lease payments	64,686
Less current portion	17,212
Long-term capital leases	$47,474

NOTE 6 – REVERSE CAPITALIZATION

On February 12, 2009, the Company completed a stock-for-stock merger with Confederate Motor Company, Inc. The combined company will operate under the name Confederate Motors, Inc. The Company also closed on a private placement financing to accredited investors which closed concurrently with the merger. The stock for stock merger will be treated as a reverse recapitalization with the Private Company, Confederate Motors Company, Inc. as the accounting acquirer. The newly merged Company took the name of the Public Company, Confederate Motors, Inc. Equity was retrospectively restated to provide comparative earnings per share figures. Confederate Motors Company, Inc. paid $375,000 to execute the transaction.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Operating Lease

The Company signed an amendment in January 2009 to extend the facility lease term to December 31, 2011.  The Tenant may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $7,768 and $13,339 for the quarter ended March 31, 2009 and 2008, respectively.

Going Concern

The global credit market crisis has had a negative effect on our business. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets, the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to sell in North America and Western Europe contracted severely and the pace of motorcycle sales in the rest of the world slowed. Our operating performance was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through March 2009, and we experienced substantial negative cash flow from operations in the three months ended March 31, 2009 and reported significantly less revenue than in the corresponding period in 2008. The deteriorating economic and market conditions that have driven the drop in motorcycles sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

NOTE 11 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized and recognized as income over the life of the agreement

NOTE 12 – CASH FLOW DISCLOSURES

Non-cash investing and financing transactions for the three months ended March 31, 2009 included the following:

Convertible notes totaling $225,000 along with accrued interest were converted into common stock.

NOTE 13 – SUBSEQUENT EVENTS

On April 15, 2009 the Board unanimously appointed Bartolomei and Pucciarelli as the new external audit firm replacing Barfield, Murphy, Shank and Smith.

Effective April 17, 2009, Francois-Xavier Terny was appointed as a member of the Board of Directors of Confederate Motors, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Outlook

The Company’s 2009 first quarter end net revenue was $176,153 compared to $457,988 for the first quarter end 2008. The Company’s quarter end financial performance reflected a decrease in shipments of Confederate motorcycles.  Net loss for the quarter ended March 31, 2009 was $269,965 compared to a loss of $37,677 for the quarter ended March 31, 2008.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution.

Cost of Goods Sold

Cost of goods sold was $129,547 for the quarter ended March 31, 2009, compared to $290,610 for the corresponding period last year. Cost of goods sold was slightly lower due to a decrease in shipment volume.

Gross Profit

Gross profit was $46,606 for the first quarter of 2009, compared to $167,378 for the same period last year. The lower gross profit was due to a decrease in shipment volumn.

Results of Operations for the Quarter ended March 31, 2009 Compared to the Quarter ended March 31, 2008

	Quarter ended
(in thousands, except earnings per share)	March 31, 2009	March 31, 2008
Revenue from motorcycles & related products	$176,153	$457,988
Gross Profit	$46,606	$167,378
Operating Expense	$340,447	$44,541
Interest Income Expense	$(21,319)	$(8,281)
Net Income (Loss)	$(269,965)	$(37,677)
Earnings (Loss) per Share	(.03)	(.01)

The increase in Motorcycles operating income during the quarter ended March 31, 2009 was driven by an increase in shipments of Confederate motorcycles.

Gross Profit

Gross profit was $46.606 for March 31, 2009, compared to $167,378 for March 31, 2008.

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

Liquidity and Capital Resources

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2009, in connection with the reverse merger, we completed a $1 million financing and we intend to use the proceeds to expand our operations and design and develop a new motorcycle for our line of products.

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

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e. because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2008. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)       Exhibits

            31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

            31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

            32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

            32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)       Reports of Form 8-K

The Company filed a Form 8-K on February 12, 2009 for the Entry into a Material Definitive Agreement, Completion of Acquisition and Disposition of Assets, Unregistered Sales of Equity Securities, Changes in Registrant's Certifying Accountant, Changes in Control of Registrant, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers, Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year and Change in Shell Company Status.

The Company filed a Form 8-K on April 22, 2009 for the appointment of Francois-Xavier Terny as a member of the Board of Directors of Confederate Motors, Inc.

The Company filed a Form 8-K on April 22, 2009 for the change in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: May 20, 2009	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer