Form 10-Q
period 2009-06-30
Confederate Motors, Inc.
filed 2009-08-19
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CONFEDERATE MOTORS, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	333-1308	26-4182621
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2222 5th Avenue South
Birmingham, Alabama 35233
(Address of Principal Executive Offices)
_______________

(205) 324-9888
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009: 12,083,333 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

CONFEDERATE MOTORS, INC.
Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$447,534	$34,963
Inventory	523,516	398,283
Due from related party	-	21,100
	971,050	454,346

Property and equipment, net	77,051	97,438

Total Assets	$1,048,101	$551,784

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$36,289	$156,397
Accrued salaries	7,392	8,835
Deferred revenue	333,989	278,183
Warranty reserve	8,600	8,600
Other accrued expenses	2,108	5,700
Convertible Note, net of debt discount of $16,347	-	208,653
Derivative Liability	-	76,801
Current portion of notes payable	52,262	45,410
Current portion of capital leases	23,925	22,641
Total Current Liabilities	464,565	811,220

Notes payable, less current portion	102,391	162,788

Capital leases, less current portion	35,180	47,474

Deferred exclusive agency fee	210,000	240,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 authorized; 12,083,333 outstanding in 2009 and 8,895,000 outstanding in 2008	12,083	8,895
Additional paid-in capital	4,852,967	2,054,105
Accumulated deficit	(4,629,085)	(2,772,698)
Total Stockholders’ Equity (Deficit)	235,965	(709,698)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,048,101	$551,784

CONFEDERATE MOTORS, INC.
Statement of Operations
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Sales	$167,232	$724,302	$343,385	$1,182,290

Cost of goods sold	(129,080)	(415,731)	(258,628)	(706,341)

Gross profit	38,152	308,571	84,757	475,949

Selling, general and administrative expenses	309,534	276,985	696,586	488,903

Income (Loss) from operations	(271,382)	31,586	(611,829)	(12,954)

Other income (expense)
Gain on derivative liability	-	-	76,801	-
Stock based compensation	(1,200,000)	-	(1,327,050)	-
Other income	15,000	15,000	30,000	30,145
Interest, Net	(2,989)	(7,491)	(24,309)	(15,773)
	(1,187,989)	7,509	(1,244,558)	14,372

Net income (loss)	$(1,459,371)	$39,095	$(1,856,387)	$1,418

Net income (loss) per common share	$(0.13)	$0.01	$(0.18)	$0.00

Weighted average shares outstanding	11,325,092	6,036,136	10,106,835	6,036,136

CONFEDERATE MOTORS, INC.
Statement of Cash Flows
 (unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Operating activities
Net Loss	$(1,856,387)	$1,418
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	20,387	28,364
Accretion of debt discount	16,347
Gain on derivative liability	(76,801)
Stock based compensation	1,327,050
Change in operating assets and liabilities
Inventory	(125,233)	(17,969)
Due from related parties	21,100	(20,000)
Accounts payable	(120,109)	(17,471)
Accrued salaries	(1,444)	(23,444)
Other accrued expenses	(3,592)	(47,408)
Deferred revenue	55,807	(129,846)
Deferred exclusive agency fee	(30,000)	120,000
Warranty reserve	-	600
Net cash used by operating activities	(772,875)	(105,756)

Financing activities
Repayment of notes payable	(53,545)	(24,656)
Repayment of capital leases	(11,009)	(8,713)
Proceeds from issuance of stock	1,250,000	150,000
Net cash provided by financing activities	1,185,446	116,631

Net increase (decrease) in cash and cash equivalents	412,571	10,875

Cash and cash equivalents at the beginning of year	34,963	10,899

Cash and cash equivalents at end of period	$447,534	$21,774

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$7,962	$15,773
Income tax	$-	$-

Confederate Motors, Inc.
Notes to Financial Statements
June 30, 2009
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is one of the world’s leading manufacturers of handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers three models of motorcycles: the F131 Hellcat Combat, B120 Wraith and P120 Fighter. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company moved in December 2005 and is now headquartered in Birmingham, Alabama.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs totaled $28,318 and $1,240 for the quarters ended June 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $37,951 and $33,106 for the quarters ended June 30, 2009 and 2008, respectively.

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

The Company evaluated the conversion options embedded in its convertible instruments during each of the reporting periods presented.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2009	2008
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	130,265	109,878
	$77,051	$97,438

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30,	December 31,
	2009	2008
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (7.75% and 10.50% at
December 31, 2008 and 2007, respectively), principal
and interest payable monthly, unsecured	$85,759	$94,370

Bank note payable due August 18, 2009, prime rate of interest with an 8.25% minimum rate (8.25% at December 31, 2008
and 2007), principal and interest payable monthly, secured by
all assets of the Company	-	4,465

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	24,264	27,675

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	44,630	81,688
	154,653	208,198
Less current portion	52,262	45,410
	$102,391	$162,788

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

Interest expense related to the Debenture amounted to $16,347 for the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company fully converted the note into 200,000 shares of the Company’s common stock at a rate of $1.125.

NOTE 4 – EMBEDDED DERIVATIVES

The fair market value of embedded derivative liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Derivatives embedded within convertible debenture dated July 15, 008, initial value	$-	$90,020
Cumulative adjustments to record fair market value of embedded derivative	-	(13,219)
Total	$-	$76,801

The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $76,801 for the six months ended June 30, 2009 and $13,219 for the year ended December 31, 2008. Attributes used to determine the fair value of the embedded derivatives as of December 31, 2008 and as of July 15, 2008 (the initial value) are provided below.

	December 31,	July 15,
	2008	2008
Valuation Assumptions
Stock price	$1.50	$1.50
Conversion price	$1.125	$1.125
Number of underlying shares to be issued upon conversion	204,694	200,000
Expected term (in years)	.04	0.5
Expected volatility	54.71%	54.71%
Risk-free interest rate	0.11%	2.30%

NOTE 5 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment totaled $108,807 and $55,907, respectively at June 30, 2009

At June 30, 2009, future minimum payments due under the capital lease agreements are as follows:

July 1 through December 31, 2009	$14,596
2010	29,193
2011	19,449
2012	3,970
Future minimum lease payments	67,208
Less amount representing interest	8,103
Present value of minimum lease payments	59,105
Less current portion	23,925
Long-term capital leases	$35,180

NOTE 6 – SHAREHOLDERS EQUITY

Reverse Capitalization
On February 12, 2009, the Company completed a stock-for-stock merger with Confederate Motor Company, Inc. The combined company will operate under the name Confederate Motors, Inc.  The Company also closed on a private placement financing to accredited investors which closed concurrently with the merger. The stock for stock merger will be treated as a reverse recapitalization with the Private Company, Confederate Motors, Inc. Equity was retrospectively restated to provide comparative earnings per share figures.

Sale of Common Stock
As of June 9, 2009 (the “Closing Date”), we raised an aggregate of $1,625,000 through the sale of 1,083,333 shares of Common Stock to certain accredited investors, including 850,000 shares of Common Stock issued on February 12, 2009 and an additional 233,333 shares of Common Stock issued on June 9, 2009. The Company paid $375,000 to execute the transaction resulting in net proceeds of $1,250,000.

Stock Based Compensation
800,000 shares of common stock were awarded by the Board of Directors to key shareholders of the Company for past services.  The stock based compensation of $1,200,000 was expensed during the period, utilizing $1.50 as the fair market value of the Company’s common stock.

Warrants
During the six months ended June 30, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share- $1.50, exercise- $1.50, expected volatility -115%, risk free interest rate-1.73%. The fair value of $ 127, 050 was recorded to additional paid in capital.

Warrants
The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2008	-		$-
Granted	105,000		$1.50
Exercised	-		$-
Forfeited	-		$-
Outstanding – March 31, 2009	105,000		$1.50
Granted	-	$
Exercised	-		$-
Forfeited	-		$-
Outstanding – June 30, 2009	105,000		$1.50
Exercisable – June 30, 2009	105,000		$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	4.8 years	$1.50	105,000	$1.50

At June 30, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

During the six months, ended June 30, 2009, the advance was satisfied by Mr. Chambers, the amount was advanced prior to the Company becoming a public entity subject to the provisions set forth in Sarbanes-Oxley.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Operating Lease

The Company signed an amendment in January 2009 to extend the lease term to December 31, 2011.  The Tenant may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $11,380 and $13,339 for the quarter ended June 30, 2009 and 2008, respectively.

Going Concern and Liquidity

The global credit market crisis has had a negative effect on our business. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets, the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to sell in North America and Western Europe contracted severely and the pace of motorcycle sales in the rest of the world slowed. Our operating performance was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through June 2009, and we experienced substantial negative cash flow from operations in the six months ended June 30, 2009 and reported significantly less revenue than in the corresponding period in 2008. The deteriorating economic and market conditions that have driven the drop in motorcycles sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 11 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized over the life of the agreement

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 19, 2009, the date the financial statements were issued.

No material subsequent events were identified.

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

Overview and Outlook

The Company’s 2009 second quarter end net revenue was $167,232 compared to $724,302 for the second quarter end 2008.  Net revenue for the first half of 2009 was $343,385 compared to $1,182,290 for the first half of 2008. The Company’s quarter end financial performance reflected a decrease in shipments of Confederate motorcycles.  Net loss for the quarter ended June 30, 2009 was $1,459,371 compared to a profit of $39,095 for the quarter ended June 30, 2008.  Net loss was $1,856,387 for the first six months of 2009 compared to a profit of $1,418 for the first six months of 2008.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution.

Cost of Goods Sold

Cost of goods sold was $129,080 for the quarter ended June 30, 2009, compared to $415,731 for the corresponding period last year. Cost of goods sold was $258,628 for the first six months of 2009 compared to $706,341 for the first six months of 2008. Cost of goods sold was lower due to a decrease in shipment volume.

Gross Profit

Gross profit was $38,152 for the second quarter of 2009, compared to $308,571 for the same period last year. Gross profit was $84,758 for the first six months of 2009 compared to $475,949 for the first six months of 2008. The lower gross profit for the second quarter of 2009 was a result of a decrease in shipments.

Results of Operations for the Quarter ended June 30, 2009 Compared to the Quarter ended June 30, 2008

	Quarter ended
(in thousands, except earnings per share)	June 30, 2009	June 30, 2008
Revenue from motorcycles & related products	$167,232	$724,302
Gross Profit	$38,152	$308,571
Operating Expense	$309,534	$276,985
Other Income (Expense)	$(1,187,989)	$7,509
Net Income (Loss)	$(1,459,371)	$39,095
Earnings (Loss) per Share	(0.13)	0.01

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

Liquidity and Capital Resources

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in connection with the reverse merger, we completed a $1.625 million financing and we intend to use the proceeds to expand our operations and design and develop a new motorcycle for our line of products.

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

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e. because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before June 30, 2008. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Currently, we have no exposure to foreign currency risk as all our sales transactions, assets and liabilities are denominated in the U.S. dollar.

Interest Rate Risk

Our exposure to interest rate risk is limited to interest earned from our money market accounts and our interest expense on short-term and long-term borrowings. Currently, this exposure is not significant. Substantial increases in short-term and long-term borrowings to fund growth or make investments, combined with actual changes in interest rates could adversely affect our future results of operations.

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

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with a financing transaction, we sold 233,333 shares of our common stock to certain investors at a price of $1.50 per share for an aggregate sale of $350,000.

The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              The Company filed a Form 8-K on June 12, 2009 for the Entry into a Material Definitive Agreement and Recent Sales of Unregistered Securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: August 18, 2009	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer,