Form 10-Q
period 2009-09-30
Confederate Motors, Inc.
filed 2009-11-25
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 24, 2009: 12,621,665 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
September 30, 2009
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

SIGNATURE

Item 1. Financial Information

CONFEDERATE MOTORS, INC.
Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$304,983	$34,963
Inventory	535,764	398,283
Due from related party	-	21,100
Total current assets	840,747	454,346

Property and equipment, net	67,358	97,438

Total Assets	$908,105	$551,784

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$37,121	$156,397
Accrued salaries	-	8,835
Deferred revenue	481,663	278,183
Warranty reserve	8,600	8,600
Other accrued expenses	28,100	5,700
Convertible Note, net of debt discount of $16,347	-	208,653
Derivative Liability	-	76,801
Current portion of notes payable	53,437	45,410
Current portion of capital leases	24,597	22,641
Total Current Liabilities	633,518	811,220

Notes payable, less current portion	88,921	162,788

Capital leases, less current portion	28,773	47,474

Deferred exclusive agency fee	195,000	240,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 authorized; 12,621,665 outstanding in 2009 and 8,895,000 outstanding in 2008	12,621	8,895
Additional paid-in capital	5,659,929	2,054,105
Accumulated deficit	(5,710,657)	(2,772,698)
Total Stockholders’ Equity (Deficit)	(38,107)	(709,698)
Total Liabilities and Stockholders’ Equity (Deficit)	$908,105	$551,784

CONFEDERATE MOTORS, INC.
Statement of Operations
 (unaudited)

	Three Months Ended		Nine Months Ended
		(Restated)		(Restated)
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Sales	$150,633	$659,357	$494,018	$1,841,647

Cost of goods sold	(139,578)	(389,579)	(398,206)	(1,095,920)

Gross profit	11,055	269,778	95,812	745,727

Selling, general and administrative expenses	344,163	273,337	1,040,749	762,240

Income (Loss) from operations	(333,108)	(3,559)	(944,937)	(16,513)

Other income (expense)
Gain on derivative liability	-	6,678	76,801	6,678
Stock based compensation	(757,500)	-	(2,084,550)	-
Other income	15,000	40,000	45,000	70,145
Interest, Net	(5,964)	(84,498)	(30,273)	(100,271)
	(748,464)	(37,820)	(1,993,022)	(23,448)

Net income (loss)	$(1,081,572)	$(41,379)	$(2,937,959)	$(39,961)

Net income (loss) per common share	$(0.09)	$(0.01)	$(0.27)	$(0.01)

Weighted average shares outstanding	12,105,850	6,216,364	10,780,496	6,096,651

CONFEDERATE MOTORS, INC.
Statement of Cash Flows
 (unaudited)

	Nine Months Ended
		(Restated)
	September 30,	September 30,
	2009	2008
Operating activities
Net Loss	$(2,937,959)	$(39,961)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	30,080	42,546
Accretion of debt discount	16,347	78,663
Gain on derivative liability	(76,801)	(6,678)
Stock based compensation	2,084,550
Change in operating assets and liabilities
Inventory	(137,481)	(152,742)
Due from related parties	21,100	(20,000)
Other Assets	-	-
Accounts payable	(119,276)	(11,706)
Accrued salaries	(8,836)	(23,650)
Other accrued expenses	22,401	(40,686)
Deferred revenue	203,480	10,180
Deferred exclusive agency fee	(45,000)
Warranty reserve	-	600
Net cash used by operating activities	(947,395)	(163,434)

Financing activities
Proceeds from convertible note, net of issuance costs		200,000
Repayment of notes payable	(65,840)	(36,384)
Repayment of capital leases	(16,745)	(16,117)
Proceeds from issuance of stock	1,300,000	200,000
Net cash provided by financing activities	1,217,415	347,499

Net increase (decrease) in cash and cash equivalents	270,020	184,065

Cash and cash equivalents at the beginning of year	34,963	10,899

Cash and cash equivalents at end of period	$304,983	$194,964

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$13,926	$21,608
Income tax	$-	$-

Confederate Motors, Inc.
Notes to Financial Statements
September 30, 2009
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

	9/30/2009	12/31/2008
Parts	$228,502	$315,083
Work in process	6,192	13,200
Motorcycle finished goods	301,070	70,000
Total Inventory	$535,764	$398,283

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs totaled $25,409 and $563 for the quarters ended September 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $49,138 and $39,901 for the quarters ended September 30, 2009 and 2008, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

The hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and

A separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date. In addition, we may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

For convertible instruments that we have determined should not be bifurcated from their host instruments, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

In addition, we review all of our convertible instruments for the existence of a beneficial conversion feature. Upon the determination that a beneficial conversion feature exists, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument and the discount would be amortized to interest expense over the life of the debt.

Finally, if necessary, we will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

The Company evaluated the conversion options embedded in its convertible instruments during each of the reporting periods presented.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2009	2008
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	139,958	109,878
	$67,358	$97,438

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30,	December 31,
	2009	2008
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (7.75% and 10.50% at
December 31, 2008 and 2007, respectively), principal
and interest payable monthly, unsecured	$81,742	$94,370

Bank note payable due August 18, 2009, prime rate of interest with an 8.25% minimum rate (8.25% at December 31, 2008
and 2007), principal and interest payable monthly, secured by
all assets of the Company	-	4,465

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	22,516	27,675

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	38,100	81,688
	142,358	208,198
Less current portion	53,437	45,410
	$88,921	$162,788

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

At the time the Debenture was issued, the Company did not have the authorized share capital available to satisfy the optional conversion rights described above. Accordingly, the Company determined that it would be appropriate to assume that cash settlement of the conversion option was in the control of the note holders and bifurcate the conversion option from the notes to account for them as a free standing derivative. The fair value of the conversion option was calculated using the Black-Scholes option pricing model with the assumptions as outlined in Footnote 4. The aggregate commitment date fair value of the conversion option amounted to $90,020.

Interest expense related to the Debenture amounted to $16,347 for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company fully converted the note into 200,000 shares of the Company’s common stock at a rate of $1.125.

NOTE 4 – EMBEDDED DERIVATIVES

The fair market value of embedded derivative liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Derivatives embedded within convertible debenture dated July 15, 008, initial value	$-	$90,020
Cumulative adjustments to record fair market value of embedded derivative	-	(13,219)
Total	$-	$76,801

The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $76,801 for the nine months ended September 30, 2009 and $13,219 for the year ended December 31, 2008. Attributes used to determine the fair value of the embedded derivatives as of December 31, 2008 and as of July 15, 2008 (the initial value) are provided below.

	December 31,	July 15,
	2008	2008
Valuation Assumptions
Stock price	$1.50	$1.50
Conversion price	$1.125	$1.125
Number of underlying shares to be issued upon conversion	204,694	200,000
Expected term (in years)	.04	0.5
Expected volatility	54.71%	54.71%
Risk-free interest rate	0.11%	2.30%

NOTE 5 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment totaled $108,807 and $62,824, respectively at September 30, 2009

At September 30, 2009, future minimum payments due under the capital lease agreements are as follows:

October 1 through December 31, 2009	$7,298
2010	29,193
2011	19,449
2012	3,970
Future minimum lease payments	59,910
Less amount representing interest	6,540
Present value of minimum lease payments	53,370
Less current portion	24,597
Long-term capital leases	$28,773

NOTE 6 – SHAREHOLDERS’ EQUITY

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

Sale of Common Stock
As of September 30, 2009, we raised an aggregate of $1,675,000 through the sale of 1,116,665 shares of Common Stock to certain accredited investors, including 850,000 shares of Common Stock issued on February 12, 2009 and an additional 233,332 shares of Common Stock issued on June 9, 2009 and 33,333 shares on August 15, 2009. The Company paid $375,000 to execute the transaction resulting in net proceeds of $1,300,000.

Stock Based Compensation
800,000 shares of common stock were awarded by the Board of Directors to key shareholders of the Company for past services.  The stock based compensation of $1,200,000 was expensed during the period, utilizing $1.50 as the fair market value of the Company’s common stock. An additional 505,000 shares of common stock were awarded by the Board of Directors to a Director of the Company for consulting services.  The stock based compensation of $757,500 was expensed during the period, utilizing $1.50 as the fair market value of the Company’s common stock.

Warrants
During the nine months ended September 30, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share- $1.50, exercise- $1.50, expected volatility -115%, risk free interest rate-1.73%. The fair value of $127,050 was recorded to additional paid in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2009	105,000	$1.50
Exercisable – June 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2009	105,000	$1.50
Exercisable – September 30, 2009	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	4.2 years	$1.50	105,000	$1.50

At September 30, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

During the nine months, ended September 30, 2009, the advance was satisfied by Mr. Chambers, the amount was advanced prior to the Company becoming a public entity subject to the provisions set forth in Sarbanes-Oxley.

On September 30, 2009, the Company entered into a consulting agreement with Mr. Terny, a Director of the Board.  The agreement calls for Mr. Terny to develop worldwide sales channels through the establishment of retail stores and independent dealer network and to assist in reducing the material costs to build the motorcycles.  The term of the agreement is for a minimum 24 months and the achievement of established financial metrics.  The compensation for the consulting agreement is 505,000 shares of restricted common stock awarded at execution date of the agreement.  The non cash stock based compensation was expensed during the period as discussed in Note 6.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Contingency

A claim was filed against the Company for prior legal fees. The Company expects to settle this matter out of court.  The maximum exposure to the corporation is $6,348.  The full amount has been reserved.

Operating Lease

The Company signed an amendment in January 2009 to extend the lease term to December 31, 2011.  The Company may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $13,417 and $13,339 for the quarter ended September 30, 2009 and 2008, respectively.

Going Concern and Liquidity

The global credit market crisis has had a negative effect on our business. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets, the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to sell in North America and Western Europe contracted severely and the pace of motorcycle sales in the rest of the world slowed. Our operating performance was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through September 2009, and we experienced substantial negative cash flow from operations in the nine months ended September 30, 2009 and reported significantly less revenue than in the corresponding period in 2008. The deteriorating economic and market conditions that have driven the drop in motorcycles sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

NOTE 11 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized over the life of the agreement

NOTE 12 – CONCENTRATION OF CREDIT RISK

At September 30, 2009 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  As of September 30, 2009, the Organization’s uninsured cash and cash equivalents balances totaled $76,363.

NOTE 13 – RESTATEMENT

During 2009, the Company discovered errors made in the unaudited financial statements issued for the quarter ending September 30, 2008.  The Company adjusted prior financial statements to reflect the following:

Balance Sheet Restatements:

Inventory:
The September 30, 2008 balance excluded an inventory adjustment that was subsequently known. An entry in the amount of $12,183 was made to adjust the quarter end inventory balance.

Other Assets:
The Company reclassified $16,666 of debt issuance costs to consulting fees. The Company determined that the costs associated with raising capital were not dependent on a successful raise, thus needed to be expensed as incurred.

Accounts Payable:
The accounts payable balance was understated by payables that were re-classed from accrued expenses and unrecorded liabilities that should have been posted in the quarter.  The total adjustment was $54,738.

Convertible Note:
The Company identified conversion features embedded within the convertible note.  The net adjustment to the convertible note balance was $28,015.

Deferred Revenue:
The deferred revenue balance was understated due to the incorrect amortization of the deferred agency fee.  The net adjustment was $60,398.

Other Accrued Expenses:
Other accrued expenses were adjusted by $21,236.  The amount was re-classed to accounts payable as they relate to normal trade payables.

Additional Paid in Capital:
The Company identified conversion features embedded within the convertible note. An entry for $75,000 was made to record the beneficial conversion feature recognized in the 3rd quarter 2008.

Statement of Operations Restatements:

Revenue:
Revenue was overstated by an incorrect entry resulting in the early recognition of the deferred agency fee. Revenue and deferred revenue were adjusted by $82,480.

Cost of Goods Sold:
Cost of goods sold was understated by an inventory adjustment that was subsequently identified.  In addition, subsequent vendor payables were identified that related to the 3rd quarter.

Other Income Loss:
Adjustments were made to record the conversion features for the convertible note.  During the 3rd quarter 2008, the Company realized a gain on the derivative liability in the amount of $6,678 and recorded interest accretion of $78,663.  Additionally, an adjustment of $22,249 was made to correct the amortization of the deferred agency fee.  The offsetting entry was made to deferred revenue.

Confederate Motors, Inc.
Balance Sheet

	Unaudited as Filed	Adjustment	Unaudited as Restated
	9/30/2008	9/30/2008	9/30/2008
Assets

Current assets
Cash and cash equivalents	$194,964	$-	$194,964
Due from related party	20,000	-	20,000
Inventory	425,579	(12,183)	413,396
Total Current Assets	640,543	-	628,360

Property and equipment, net	108,364	-	108,364
Other assets	37,666	(16,666)	21,000
Total Assets	$786,573	$(28,849)	$757,724

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$103,846	$54,738	$158,584
Convertible note	225,000	(28,015)	196,985
Deferred revenue	442,286	60,398	502,684
Warranty reserve	8,600	-	8,600
Other accrued expenses	48,090	(21,236)	26,854
Current portion of notes payable	44,648	-	44,648
Current portion of capital leases	22,027	-	22,027
Total Current Liabilities	894,497	65,885	960,382

Notes payable, less current portion	175,679	-	175,679

Capital leases, less current portion	53,370	-	53,370

Stockholders’ deficit
Common Stock, $0.001 par value 200,000,000 authorized;
8,895,000 shares outstanding in 2009
Additional paid-in capital	1,988,000	75,000	2,063,000
Accumulated deficit	(2,324,973)	(169,734)	(2,494,707)
Total Stockholders equity	(336,973)	(94,734)	(431,707)

Total Liabilities and Stockholders Equity	$786,573	$(28,849)	$757,724

Confederate Motors, Inc.
Income Statement

	Unaudited as Filed	Adjustment	Unaudited as Restated
	9/30/2008	9/30/2008	9/30/2008

Sales	$1,924,127	$(82,480)	$1,841,647

Cost of goods sold	1,064,957	30,963	1,095,920

Gross profit	859,170	(113,443)	745,727

Selling, general and administrative expenses	755,685	6,555	762,240

Income (Loss) from operations	103,485	(119,998)	(16,513)

Other income (expense)
Gain on derivative liability		6,678	6,678
Other income	47,896	22,249	70,145
Interest, Net	(21,608)	(78,663)	(100,271)
Total other income (expense)	26,288	(49,736)	(23,448)

Net income (loss)	$129,773	$(169,734)	$(39,961)

Net income (loss) per common share	$0.02	$(0.03)	$(0.01)

Weighted average shares outstanding	6,096,651	6096,651	6,096,651

NOTE 14 – SUBSEQUENT EVENTS

Through November 15, 2009, we raised an additional $500,000 through the sale of 333,333 shares of Common Stock to certain accredited investors.

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

Overview and Outlook

The Company’s 2009 third quarter end net revenue was $150,633 compared to $659,357 for the third quarter end 2008.  Net revenue for the nine months ending September 30, 2009 was $494,018 compared to $1,841,647 for the nine months ending September 30, 2008. The Company’s quarter end financial performance reflected a decrease in shipments of Confederate motorcycles.  Net loss for the quarter ended September 30, 2009 was $1,081,572 compared to a net loss of $41,379 for the quarter ended September 30, 2008.  Net loss was $2,937,959 for the first nine months of 2009 compared to a net loss of $39,961 for the first nine months of 2008.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the third quarter was spent on pre-production and quality refinements of the third model – The P120 Fighter Combat.  A significant amount of time was also spent in the launch and marketing of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. During the quarter, the company signed an agreement with a third party to distribute Confederate branded motorcycles and apparel in Brazil. The company is in discussion with interested parties in France, Japan, Germany and Switzerland. The Company continues to grow sales backlog for which the revenue will be recognized in future periods.

Cost of Goods Sold

Cost of goods sold was $139,578 for the quarter ended September 30, 2009, compared to $389,579 for the corresponding period last year. Cost of goods sold was $398,206 for the first nine months of 2009 compared to $1,095,920 for the first nine months of 2008. Cost of goods sold was lower due to a decrease in shipment volume.

Gross Profit

Gross profit was $11,055 for the third quarter of 2009, compared to $269,778 for the same period last year. Gross profit was $95,812 for the first nine months of 2009 compared to $745,727 for the first nine months of 2008. Gross profit was lower due to a decrease in shipment volume.

Results of Operations for the Quarter ended and Nine months ended September 30, 2009 Compared to the Quarter ended and Nine months ended September 30, 2008

	Quarter ended		Nine months ended
(in thousands, except earnings per share)	September 30, 2009	(Restated) September 30, 2008	September 30, 2009	(Restated) September 30, 2008
Revenue from motorcycles & related products	$150,633	$659,357	$494,018	$1,841,647
Gross Profit	$11,055	$269,778	$95,812	$745,727
Operating Expense	$344,163	$273,337	$1,040,749	$762,240
Other Income (Expense)	$(748,464)	$(37,820)	$(1,993,022)	$(23,448)
Net Income (Loss)	$(1,081,572)	$(41,379)	$(2,937,959)	$(39,961)
Earnings (Loss) per Share	(0.09)	(0.01)	$(0.27)	$(0.01)

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

Liquidity and Capital Resources

The Company currently generates its cash flow through operations and financing activities which it believes will be sufficient to sustain current level operations for at least the next twelve months, dependent on raising additional capital through the sale of common stock or through convertible note offering.   In addition, in connection with the reverse merger, we completed a $1.675 million financing and we intend to use the proceeds to expand our operations and design and develop a new motorcycle for our line of products.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital and the proceeds of any financing to finance such expansion.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Matthew Chambers, our Chief Executive Officer, and Joseph Mitchell, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Mitchell concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

-           We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
-           We will increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 16, 2009 the law firm of Smith & Armandsen filed suite against the corporation for unpaid fees stemming from an out-of-state lawsuit.  The Corporation will seek a settlement in this matter.  The maximum possible exposure to the corporation is six thousand four hundred thirty-seven ($6,437.74) dollars and seventy-four cents.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2009, in connection with our financing transaction, we sold 266,665 shares of our common stock to certain investors at a price of $1.50 per share. The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

On October 26, 2009, pursuant to a Restricted Stock Award Agreement dated May 19, 2009, we issued 200,000 shares of common stock to Centurion Capital.  The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

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

CONFEDERATE MOTORS, INC.

Date: November 25, 2009	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer,