Form 10-K
period 2009-12-31
Confederate Motors, Inc.
filed 2010-05-17
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, no par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for year ended December 31, 2009: $620,390.

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was US$3,314,314.

As of December 31, 2009, the registrant had 12,954,998 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Historical Development

French Peak Resources Inc., which has changed its name to Confederate Motors, Inc., is a publicly traded company incorporated in the State of Delaware in May of 2005.  On February 12, 2009, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Confederate Motors, Inc. (formerly, French Peak Resources, Inc.), a Delaware corporation, Confederate Acquisition Corp., a Delaware company and Confederate Motor Company, Inc., a Louisiana corporation.  The closing of the transaction (the “Closing”) took place on February 12, 2009 (the “Closing Date”).  On the Closing Date, we acquired all the operations of Confederate Motor Company, Inc, a Louisiana corporation.

Our principal executive offices are located at 2222 5th Avenue South, Birmingham, Alabama 35233.  Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “CFED.OB.”

Industry Overview

The High Performance Street Motorcycle Industry is a niche market targeting the high net worth individuals. The world custom motorcycle market is highly competitive.  Our principal competitors are custom motorcycle manufacturers, and, to a more limited extent, Harley-Davidson of the United States and three European manufacturers (Ducati, Triumph and BMW).  Additional competitors, including Big Dog and Big Bear Choppers, also produce custom motorcycles that compete with ours. Most of our competitors have substantially greater financial resources, are more diversified and have significantly higher sales volumes (allowing for greater economies of scale) and market share than us.

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

Our Motorcycle Business

We are an uncompromising motorcycle design and craft enterprise. We trace our brand history to 1991. We produce three distinct model lines, which are unique, technically and aesthetically.  Each offers value to our intended client in a different manner.  The vehicle line includes a hot rod roadster, a hot rod street fighter and a hot rod speedster.  Our products are sold in the US, Western Europe and the Middle East.  Our manufacturing operations are based in Birmingham, AL, consisting primarily of motorcycle assembly.  Vertical integration is very limited, resulting in a relatively low fixed cost structure.  All motorcycles are designed and hand crafted under the direction of CEO and founder H. Matthew Chambers.

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

Hellcat Combat

The Hellcat Combat is presented as a limited edition variant of the second generation of the Hellcat series. Combat is a co-branding term that illustrates a higher performance edition of the model so defined. The Combat features a design specific hand ported and polished head design, special camshaft grind, returned intake system, which harmoniously result in a 12% gain in rear wheel horsepower and a 4% increase in rear wheel torque. The second generation Hellcat was retired in the first quarter 2010.

Wraith

Conceived as a counterpoint to the golden era of the 1930’s, which inspired beginning design work on the Hellcat, we chose the pre-16 era of motoring and the courageous free spirited nature of the board track racer as our inspirational starting point. The Wraith is the first production motorcycle to utilize a chassis design specified for manufacture from structural carbon fiber.  The first generation carbon fiber Wraith was retired in the first quarter of 2010.

Fighter

The Fighter was the featured item in the Neiman-Marcus Christmas fantasy gift catalogue. The Fighter features a thin wall 5-inch outer diameter aluminum chassis, our triple load path modular architecture, and a new echo of negative spatial aesthetics through the industry’s largest diameter mating surface architecture and bearing diameter scale in history.

Motorcycle Lines in Development

The C3 X132 Hellcat

We believe the C3 Hellcat will reinforce our body of work as true to concept fierce American avant guard minimal purity. Conceived by the leader of our conceptual design team, Ed Jacobs, the motorcycle is at once primitive, bohemian, and yet highly technical. First deliveries are scheduled during the 4th quarter of 2010.

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

Our Business Strategy

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market.  To this end we are introducing a new clean sheet of paper 3rd generation Confederate motorcycle architecture. It will be tougher, stronger, lighter and more efficient than our previous designs.

Expand our product offering

We will continue to develop and introduce new products to appeal to the changing needs of our target client and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-guard American design and world leading hand craftsmanship.  We believe the Wraith and Fighter are profound examples of timeless iconic design.  Each is capable of creating initial shock and awe.  Further in, each is imminently alluring as the minimalist purity of the organic creative solutions avail themselves.   We believe that the aesthetics of our new 3rd generation architecture simplified to a slightly more conventional level marketed four and 1/2 years after the launch of the Wraith and Fighter respectively, will both solidify and grow our present target audience and open our Confederate brand to the more than 9.5 million people in the world with a net worth greater than $1 million.

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

We plan to open a small servicing center, retail environment, and design boutique in Los Angeles but no definitive plans have been made.  This facility will serve as a template for expansion as demand for our motorcycles increases.  This location will serve as our West Coast warehouse for media and film public relations product placement facilitation.

Strengthen Our Global Brand

                Since our founding, we have undertaken a coordinated consistent marketing effort to inform the public of the traditional strengths of the Confederate brand and to increase the visibility of the Confederate brand.

               For calendar year 2010, we will launch a campaign to showcase a new simplified version of the Hellcat as our unique vision of the perfected American roadster.

Increase our Production Efficiency

Our challenge is to uncompromisingly invest in the structure, systems, tooling, technology, training, plant, engagement, inspiration and faith to create the ultimate qualitative approach with consistency to assure that continuous maximum improvement is cultivated and nurtured. We must assure that each individual allowed to be a team member shall fully engage and be thoroughly inspired. Intense and focused thought must be elicited from each team member to assure each and every machine is the best it can possibly be. Only a 100 point machine is acceptable. Only the very finest craft person with the deepest of shared brand commitment shall be allowed on our team.

We shall pursue long-term strategic alliances with our vendor base of suppliers, seeking to develop a co-conspiratorial depth of brand commitment equal to that of our direct team member base.

We shall rally to the simple shared goal of designing and crafting the finest motorcycles the world has ever known.

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 50,000 per month in 2009.   These statistics show a marked increase in traffic and point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories sales.

                We anticipate that confederate.com will be a more streamlined and informative site where the motorcycle consumer will be able to review specs, details, and product photos. This site will essentially serve as a “nuts and bolts” information source on Confederate motorcycles.

After Sales Support and Service

               Our structural factory direct to client maintenance and service model is scheduled for deployment in 2011.

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

Development

We believe C3 Hellcat converges on Wraith-Fighter production in a synergistic holistic manner with the goal of 3 very unique non-cannibalizing vehicle line products which each appeal to our target audience in an entirely individualistic manner.  By 2013, each line will be modular.  Each line will utilize the same powertrain, the same CX3 holistic architecture and the same core mounting system.  Confederate design development utilizes the most current computer aided design (CAD), computer driven milling machines (CAM) and rapid prototyping technology.  We believe we are lean and thrifty in the manner in which we execute against our design strategy.

In conclusion, we believe we have completed research for our American motorcycle design renaissance, concluding with CX3 architecture. Developmental and validation work is ongoing. We believe the Hellcat, Wraith and Fighter gestural aesthetics are timeless for the ages.

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

The third distinct production example of our contextual strategic design, the Fighter, will be the new product which is formally being launched as the centerpiece of the annual campaign.  The Fighter solidly grounds the authenticity of our brand.  It is entirely unique and distinctive from our other model offerings.  Yet, it is transparently from the same brand family.  The Fighter is minimalist, pure, fiercely American avant guard and is clearly influenced by the Bauhaus school.  The new machine obviously is technically brilliant yet is harmoniously balanced with the primitive.  The Fighter communicates conceptual truth and honesty.  It is very impactful.  The Fighter builds on our already substantial design legacy. We believe that critical journalists and the design community worldwide, upon first experiencing the Fighter, will instinctively know such a motorcycle could only come from the brand which gave the world the C1 and C2 Hellcat and the B120 Wraith.  This is the hallmark of great contextual strategic design.

We believe that moving into calendar year 2010, our brand will possess iconic contextual strategic design across a broad fresh line, solid perceived brand authenticity and substantial pricing power.  We believe these facts will translate into substantial growth, margins and profitability.

Media

As we enjoy widespread media attention through our product design and innovations, we do not invest substantially in paid advertising. We believe that our motorcycles are aspirational products that create a significant demand “pull”. The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”. In addition, Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes, add to the overall brand equity and exposure.

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

            Future production of the Fighter, Wraith, and Hellcat are strategically planned to maintain efficiency at relatively low volumes. This is because the new vehicle line will share common components across the line. To further simplify future production and reduce costs, we plan to deploy a platform approach to production. Under the platform approach, a motorcycle is divided into a discrete number of key components (platforms) that are in turn made up of sub-components. Key suppliers are made responsible for the platform and managing suppliers thereof. We believe this will improve our ability to negotiate competitive prices and improve quality.

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

Competition

Our principal competitors have been custom bike manufacturers. We are now targeting the top 10% of the market, worldwide, for Harley Davidson motorcycles. Our competition has substantially greater financial resources, are more diversified and have significantly higher sales volumes (allowing for greater economies of scale) and market share than us.

Insurance

The nature of our retail business exposes us to a low degree of risk of liability. Of primary concern are product and design flaws which may expose us to claims by customers or third parties for product liability, personal injury or property damage. We manage our exposure with general and product liability coverage obtained through independent insurance companies.

Government Regulation

None

Seasonality

The high performance street motorcycle industry is not generally subject to the normal ebbs and flows associated with general commerce.  There is a slight increase in sales corresponding to the end of the year holiday season.

Employees

At December 31, 2009, we had a total of 11 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

 ITEM 1A. RISK FACTORS

Investment in our Common Stock is very risky. Our financial condition is unsound. You should not invest in our Common Stock unless you can afford to lose your entire investment. The risks described below could materially and adversely affect our business, financial condition, result of operations and the trading price of our Common Stock. You should carefully consider the following risk factors and all other information contained in this Report before making an investment decision. You also should refer to the other information set forth in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones we face, and there may be additional risks not presently known to us or that we currently believe are immaterial to our business.

Risks Related to Our Business and Industry

We have a limited operating history and our business model is unproven and evolving.

Although we trace our history to 1991 through predecessor entities, we first began commercializing our motorcycles in March 2003. Our limited operating history makes it difficult to evaluate our current business and our future prospects.

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our product offerings could reduce our ability to compete successfully and adversely affect our results of operations.

We will need to raise additional funds. We may not be able to complete a subsequent equity offering or obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of our units, warrants and Common Stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

▪	develop and enhance our products;
▪	develop our brand and acquire new customers;
▪	continue to expand our technology development, sales and marketing organizations;
▪	acquire complementary technologies, products or businesses;
▪	expand operations internationally;
▪	pay our debts as they come due;
▪	hire, train and retain employees; or
▪	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

We are an early stage company and have a history of operating losses.

Our previous operating losses were the result of the significant product development, infrastructure development, sales and marketing and administrative expenses we have incurred in developing our business.

Limitations of our Board of Directors.

We currently have no independent directors. Our Board of Directors has two directors, but does not have any standing committees.  Our by-laws provide for the ability to appoint up to five (5) members onto the Board of Directors and we currently have three (3) or four (4) vacancies depending upon the result of the lawsuit described in Item 3: Legal Proceedings.

We identified a material weakness in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investor’s view of us.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009. The Company’s assessment identified certain material weaknesses which are set forth in Item 9A of this Annual Report.

We may be unable to generate sufficient net revenue in the future to achieve and maintain profitability.

We expect to make significant future expenditures related to the continued development and expansion of our business. Furthermore, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these factors, to sustain profitability we will need to, among other matters, increase our customer base and the number of motorcycles sold. We cannot assure you that we will be able to increase our revenue in this manner and maintain profitability. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We will be required to document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. We will need to retain additional finance and accounting personnel with the skill sets that we will need as a public reporting company to accomplish this.

Implementing necessary changes to our internal controls may distract our officers and employees, entail substantial costs and take significant time to complete. These changes may not, however, be effective in achieving and maintaining adequate internal controls, and any failure to achieve or maintain that adequacy could result in our being unable to produce accurate financial statements on a timely basis. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis or any actual failure to do so could have a material adverse effect on the price of our securities and make it more difficult for us to effectively market and sell our services to new and existing customers.

We face significant competition in the custom motorcycle industry.

The custom motorcycle business is highly competitive. We compete against a number of established companies with greater marketing and financial capabilities. Although we believe that we have a unique design and product line we may face difficulty competing against other companies should they devote significant resources to production of custom motorcycles. There can be no assurance that one or more competitors may not initiate a business similar to ours, thus compromising the differentiating factor for us. Increased competition in the industry may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against our competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.

Demand for motorcycles is cyclical

In the past, the motorcycle industry has been subject to significant changes in demand due to changing social and economic conditions affecting discretionary consumer income, such as employment levels, business conditions, taxation rates, fuel costs, interest rates and other factors. The factors underlying such changes in demand are beyond our control, and demand for our products may be adversely affected by a sustained economic downturn, which could have a further negative impact on our business, prospects, results of operations or financial condition.

We are dependent on our suppliers, and increases in component prices may negatively affect our operations

We purchase virtually all of our motorcycle parts and components from third-party suppliers. With the exception of a limited number of long-term component supply contracts for periods ranging from one to three years, we only enter into short-term, rolling contracts with suppliers. In addition, we typically contract with our suppliers on a non-exclusive basis, which allows us to replace our suppliers at any time. Generally, individual motorcycle components are available from a variety of sources, and our policy is to identify at least two sources of supply for each component. However, we rely upon single-source suppliers for certain components, including motors and carbon fiber components. Our assembly operations may be interrupted or otherwise adversely affected by delays in the supply of parts and components from third-party suppliers. They may also be interrupted if parts or components become unavailable on commercially reasonable terms in the future. Even if parts and components are available from alternative sources, we may face increased costs and production delays in connection with the replacement of an existing supplier with one or more alternative suppliers. These factors could have a material adverse effect on our business, prospects, results of operations or financial condition.

Like other competitors in the motorcycle industry, our operations are affected by the prices of motorcycle components. The prices of motorcycle components have been subject to fluctuations in the past and may be subject to fluctuations in the future. These fluctuations may result from fluctuations in the prices of raw materials (including commodities such as steel, aluminum, energy and oil-related products) from which these components are manufactured. Any increase in the prices of motorcycle components may have a material adverse effect on our business, prospects, results of operations or financial condition.

Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology. Our failure to protect, or any significant impairment to the value of, our intellectual property rights could harm our business.

Our motorcycle design and technology are not protected by intellectual property rights.

The design and technology of our motorcycles are not protected by any material patent, trademark or other intellectual property rights, other than the registered trademarks associated with the Confederate brand itself. In particular, the technical features that distinguish Confederate motorcycles are not protected by material patents or other intellectual property rights. The component parts of our motorcycles are manufactured according to well-known techniques and include components that are not unique to our products. As a result, the design and technology of our motorcycles are vulnerable to being copied or imitated by competitors. Our competitors may have or develop equivalent or superior manufacturing and design skills, and may develop an enhancement that will be patentable or otherwise protected from duplication by others. These events could have a material adverse effect on our business, prospects, results of operations and financial condition.

We rely on a single manufacturing facility.

Confederate motorcycles are presently manufactured at our sole production facility located in Birmingham, Alabama. We relocated to Birmingham in December of 2005, following the catastrophic loss of our original manufacturing facility in New Orleans caused by hurricane Katrina. A significant interruption of production at the Birmingham facility would have a material adverse effect on our business, prospects, results of operations and financial condition.

Our motorcycles may contain defects.

Like competing motorcycles, our products may have unanticipated defects. Product defects may necessitate a recall of our motorcycles. Any unanticipated defects in our motorcycles or recalls could be costly to us and may have a material adverse effect on the Confederate brand and our business, prospects, results of operations and financial condition.

We may be subject to significant product liability claims.

Like our competitors, we are exposed to possible claims for personal injury from the use of our motorcycles, particularly in the United States, where product liability claims grounded on personal injuries are more common than in other countries. Although no claims of this kind have been made against us that are not covered by our existing product liability insurance coverage, such claims may arise in the future. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition.

We may in the future be subject to intellectual property rights disputes, which could reduce our ability to compete effectively and harm our business and results of operations.

Other companies may own, develop or acquire intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. One or more of these companies, which could include our competitors, could make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention from our business.

If we were unable to successfully defend against claims against us alleging infringement of intellectual property rights, we may be required to pay monetary damages, stop using the technology, pay a license fee to use the technology, or develop alternative non-infringing technology. If we have to obtain a license for the infringing technology, it may not be available on reasonable terms, if at all. Developing alternative non-infringing technology could require significant effort and expense. If we cannot license or develop alternative technology for the infringing aspects of our business, we may be forced to limit our product and service offerings. Any of these results could reduce our ability to compete effectively and harm our business and results of operations.

The loss of one or more key members of our senior management, on whom we heavily rely, or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially H. Matthew Chambers, Joseph Mitchell and Ed Jacobs, our Chairman and Chief Executive Officer, Chief Financial Officer, and Director of Design, respectively. We have not purchased “key man” life insurance policies on these executives. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including, additional members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in our industry. As a result, we may be unable to successfully attract or retain qualified personnel.

Our securities have little or no public trading market, and the prices of our securities may decline.

The price of the common stock in the public market may not reflect our actual financial performance.  The market price of shares of our common stock could be subject to significant fluctuations. Among the factors that could affect the market price of our securities are:

▪	the risks, uncertainties and other factors described in this Form 10-K;

▪	the prospects of the industry in which we operate;

▪	variations in our operating results;

▪	the liquidity in the marketplace for our securities;

▪	our ability to successfully raise additional capital;

▪
changes in our earnings estimates or expectations as to our future financial performance, as well as financial estimates by securities analysts and investors, and our ability to meet or exceed those estimates or expectations;

▪	the contents of published reports about us or our industry or the failure of securities analysts to cover our securities after this offering;

▪	changes in market valuations of similar companies;

▪	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

▪	additions or departures of key management personnel;

▪	actions by institutional and other security holders; and

▪	general economic, market and political conditions.

The stock markets in general have recently experienced, and may continue to experience, significant volatility that have sometimes been, and may in the future be, unrelated or disproportionate to the operating performance of particular companies. For example, we believe that the recent declines in mortgage and other credit markets, and the deteriorating conditions in the residential real estate market (and the extensive media coverage thereon), have caused significant stock market volatility. These broad market fluctuations may cause the trading price of our Common Stock to fluctuate widely or decline.

There is a limited trading market for our securities.

Our Common Stock is publicly traded under the symbol “CFED.OB” on the FINRA Over The Counter Bulletin Board, a NASDAQ operated electronic inter-dealer quotation medium for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

The securities laws may restrict transferability of the securities sold.

 Unless our securities are registered pursuant to the Securities Act, they may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state or foreign securities laws. The certificates representing shares of the common stock will bear a legend indicating that they are so restricted. If there is not an effective registration statement at the time that an Investor desires to liquidate his investment in the Company, such Investor will be substantially restricted in the manner that he may do so. In such event, the Investor will only be able to resell his securities through an exemption from federal and state registration or qualification requirements. There can be no assurance that an exemption will be available when an Investor desires to liquidate. Accordingly, purchasers of the securities must be prepared to bear the economic risks of investment for an indefinite period of time since the securities cannot be resold unless they are subsequently registered or an exemption from resale is available..

Applicable SEC rules governing the trading of “Penny Stocks” may limit the trading and liquidity of our Common Stock, which may affect the trading price of our Common Stock.

Shares of our Common Stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Investors may experience in attempting to liquidate such securities.

Anti-takeover provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.

Our certificate of incorporation and our bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our security holders, or otherwise adversely affect the price of our Common Stock and your rights as a stockholder. For example, our certificate of incorporation and bylaws will (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, (2) stagger the terms of our board of directors into three classes and (3) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders’ meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our Common Stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. We will also be subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

You must make an independent investment analysis.

No independent legal, accounting or business advisors have been appointed to represent the interests of prospective investors.  Neither the Company nor any of its officers, directors, employees or agents makes any representation or expresses any opinion with respect to the merits of an investment in shares of Common Stock, including, and without limitation, the Company’s proposed value or the value of shares of Common Stock.  Each prospective investor is therefore encouraged to engage independent accountants, appraisers, attorneys and other advisors to (i) conduct due diligence review as the prospective investor may deem necessary and advisable, and (ii) provide advice with respect to the merits of an investment in shares of Common Stock offered hereby and applicable risk factors as a prospective investor may deem necessary and advisable to rely upon.  The Company will fully cooperate with any prospective investor who desires to conduct an independent analysis, so long as it determines, in its sole discretion, that cooperation is not unduly burdensome.  Each prospective investor acknowledges that he, she or it has been informed and understands that the Company’s legal counsel has not “expertised” any portion of this Form 10-K.

ITEM 2. PROPERTIES

We are located at 2222 5th Avenue South, Birmingham, Alabama 35233. We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending 12/31/2011. Our Birmingham facility consists of about 8,000 rentable square feet. We do not own any real estate.  The Company is in the process of relocating the headquarters to New Orleans, LA if Board approval is obtained.

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing.  However, CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement, attached hereto as Exhibit 2.1, and a promissory note (see Exhibit B to Exhibit 2.1 attached hereto), signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to relocate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate.  CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 8 to our financial statements regarding the uncertainty related to these events.

ITEM 3.      LEGAL PROCEEDINGS

On October 16, 2009 the law firm of Smith & Armandsen filed suit against the corporation for unpaid fees stemming from an out-of-state lawsuit. The Corporation will seek a settlement in this matter. The maximum possible exposure to the corporation is six thousand four hundred thirty-seven ($6,437) dollars. The Company settled this matter for less than the demanded amount.

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francoise-Xavier Terny has breached the terms of his consulting agreement. These issues are currently in dispute.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our Common Stock is quoted on the Over The Counter Bulletin Board (“OTCBB”), under the trading symbol “CFED.OB.” The stock does not trade but is listed on the bulletin board.  In December 2008, the symbol changed from symbol FPKR to CFED pursuant to a name change and reverse split. Our Common Stock may remain at or near its ask price and at any given time the trading volume may be relatively small or non-existent. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained. If such a market is developed, we cannot assure you what the market price of our Common Stock will be in the future. You are encouraged to obtain current market quotations for our Common Stock and to review carefully the other information contained in this Annual Report or incorporated by reference into this Report. We have never declared or paid cash dividends on our capital stock, and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

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

Holders

As of December 31, 2009, 12,954,998 shares of common stock are issued and outstanding.  There are approximately 50 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Pursuant to the Merger Agreement, on February 12, 2009, we issued 8,895,000 shares of our common stock to the shareholders of Confederate Motor Company, Inc. in exchange for merger between us and Confederate Motor Company, Inc. During 2009 we sold a total of 1,449,998 shares of common stock to investors for a total purchase price of $2,175,000.  The purchase price was $1.50 per share.

In addition, a convertible note in the amount of $225,000 was converted into 200,000 shares of common stock.

The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.
For a description of the sales of unregistered securities in connection with the reverse merger and financing, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders

Total	None

ITEM 6.    SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Business.” Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

▪        actual or anticipated fluctuations in our quarterly and annual operating results;
▪        actual or anticipated product constraints;
▪        decreased demand for our products resulting from changes in consumer preferences;
▪        product and services announcements by us or our competitors;
▪        loss of any of our key executives;
▪        regulatory announcements, proceedings or changes;
▪        announcements in the motorcycle community;
▪        competitive product developments;
▪        intellectual property and legal developments;
▪        mergers or strategic alliances in the motorcycle industry;
▪        any business combination we may propose or complete;
▪        any financing transactions we may propose or complete; or
▪        broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

The Company

Confederate Motors, Inc. (the “Company,” “Confederate” or “CM”) produces premium, heavyweight (651+cc) motorcycles. CM manufactures three models of motorcycles: Hellcat, Wraith and Fighter.

Overview and Outlook

Net revenue for the full year 2009 was $620,390 compared to $2,055,500 for 2008. The Company’s year end financial performance reflected a decrease in shipments of Confederate motorcycles.   Net loss was $6,277,862 in 2009 compared to a net loss of $423,218 in 2008.  Non cash stock based compensation of $4,753,000 contributed to the loss for 2009.

  Cash flow from operating activities was negative $1,284,549 in 2009 compared to a negative cash flow of $284,924 in 2008.  Net cash flow from financing activities were $1,614,621 and $308,988 for 2009 and 2008, respectively.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution. The operational focus for 2009 was spent on pre-production and quality refinements of the third model – The P120 Fighter Combat.  A significant amount of time was also spent in the launch and marketing of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. During the year, the company signed agreements with third parties to distribute Confederate branded motorcycles and apparel in Brazil and Santa Barbara, CA. The company is in discussion with interested parties in Japan and Europe. The Company continues to grow sales backlog for which the revenue will be recognized in later periods.

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing. See Item 2, Properties for a full discussion of this matter.

Cost of Goods Sold

Cost of goods sold was $533,536 in 2009 compared to $1,272,358 in 2008. Cost of goods sold was lower due to a decrease in shipment volume.

Gross Profit

Gross profit was $86,854 in 2009 compared to $783,142 in 2008. Gross profit was lower due to a decrease in shipment volume.

Results of Operations for the year ended December 31, 2009 Compared to the year ended December 31, 2008

	Year Ended
(in thousands, except earnings per share)	December 31, 2009	December 31, 2008
Revenue from motorcycles & related products	$620,390	$2,055,500
Gross Profit	$86,854	$783,142
Operating Expense	$1,456,031	$1,104,245
Other Income (Expense)	$(4,908,685)	$(102,115)
Net Income (Loss)	$(6,277,862)	$(423,218)
Earnings (Loss) per Share	$(0.56)	$(0.09)

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

In addition, the Company’s independent distributors may experience difficulties in operating their businesses and selling our products.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $365,035. The Company does not currently generate adequate cash flow through operations to sustain the business and is dependent on raising additional capital through the sale of common stock.  In addition, in connection with the reverse merger, we completed a $2.175 million financing, the proceeds from which we used to finance the reverse merger and costs to stay public and fund the development of a new motorcycle model.
To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital and the proceeds of any financing to finance continued expansion.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

  In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

  In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect consolidated results of operations, financial position or liquidity for the periods presented in this report.

Significant amounts of the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Off-Balance Sheet Arrangements

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing.  However, CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement, attached hereto as Exhibit 2.1, and a promissory note (see Exhibit B to Exhibit 2.1 attached hereto), signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate. CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 8 to our financial statements regarding the uncertainty related to these events.

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Confederate Motors, Inc.

We have audited the accompanying consolidated balance sheets of Confederate Motors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. Confederate Motors, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Confederate Motors, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of approximately $211,000 as of December 31, 2009, a net loss of approximately $6.3 million for the year ended December 31, 2009, and an accumulated deficit of approximately $9.2 million as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 8. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/  Bartolomei Pucciarelli, LLC
Bartolomei Pucciarelli, LLC

Lawrenceville, NJ
May 17, 2010

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets		(As Restated)

Current assets
Cash and cash equivalents	$365,035	$34,963
Inventory	652,834	398,283
Prepaid inventory	78,647	-
Due from related party	-	21,100
Total current assets	1,096,516	454,346

Property and equipment, net	58,143	97,438

Total Assets	$1,154,659	$551,784

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$102,931	$156,397
Accrued interest payable	7,501	-
Accrued payroll tax liability	185,251	99,540
Deferred revenue	633,813	278,183
Warranty reserve	8,600	8,600
Other accrued expenses	39,850	31,856
Registration rights liability	251,250	-
Convertible Note, net of debt discount of $16,347	-	208,653
Derivative liability	-	76,801
Current portion of notes payable	52,983	45,410
Current portion of capital leases	25,289	22,641
Total Current Liabilities	1,307,468	928,081

Notes payable, less current portion	76,378	162,788

Capital leases, less current portion	22,184	47,474

Deferred exclusive agency fee	180,000	240,000

Stockholders' equity (deficit)
Common Stock, $0.001 par value 200,000,000 authorized; 12,954,998 outstanding in 2009 and 5,036,171 outstanding in 2008	12,954	5,036
Preferred Stock, $0.001 par value 20,000,000 authorized; -0- outstanding in 2009 and 2,079,829 outstanding in 2008	-	2,080
Additional paid-in capital	8,723,096	2,055,884
Accumulated deficit	(9,167,421)	(2,889,559)
Total Stockholders’ Equity (Deficit)	(431,371)	(826,559)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,154,659	$551,784

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 Years ended December 31, 2009 and 2008

	2009	2008 (As Restated)

Sales	$620,390	$2,055,500

Cost of goods sold	(533,536)	(1,272,358)

Gross profit	86,854	783,142

Selling, general and administrative expenses	1,456,031	1,104,245

Loss from operations	(1,369,177)	(321,103)

Other income (expense)
Change in fair value of derivative liability	76,801	13,219
Stock based compensation	(4,753,050)	-
Registration rights penalty	(251,250)	-
Other income	60,000	85,145
Interest, net	(41,186)	(200,479)
	(4,908,685)	(102,115)

Net loss	$(6,277,862)	$(423,218)

Net income (loss) per common share - basic and diluted	$(0.56)	$(0.09)

Weighted average number of shares outstanding - basic and diluted	11,298,763	4,917,250

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
 Years ended December 31, 2009 and 2008 (As Restated)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock	Common Stock	Additional Paid-In Capital	Stock Subscriptions	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2007	2,079,829	4,828,909	2,080	$4,829	$1,831,091	$(50,000)	$(2,466,341)	$(678,341)

Issuance of common stock		207,262		207	149,793	50,000		200,000

Convertible Debt - Beneficial Conversion					75,000			75,000

Net loss							(423,218)	(423,218)

Balance at December 31, 2008	2,079,829	5,036,171	2,080	$5,036	$2,055,884	$-	$(2,889,559)	$(826,559)

Conversion of preferred to common	(2,079,829)	2,079,829	(2,080)	2,080				-

Issuance of shares upon recapitalization		1,105,000		1,105	(1,105)			-

Issuance of shares for convertible note		200,000		200	224,800			225,000

Issuance of common stock for cash		1,449,998		1,449	2,173,551			2,175,000

Stock issuance costs					(480,000)			(480,000)

Issuance of common stock - broker warrants				-	127,050			127,050

Stock based compensation		3,084,000		3,084	4,622,916			4,626,000

Net loss							(6,277,862)	(6,277,862)

Balance at December 31, 2009	-	12,954,998	-	$12,954	$8,723,096	$-	$(9,167,421)	$(431,371)

CONFEDERATE MOTORS, INC.
 Consolidated Statements of Cash Flows
 Years ended December 31, 2009 and 2008

	2009	2008 (As Restated)
Operating activities
Net Loss	$(6,277,862)	$(423,218)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	39,295	53,472
Accretion of debt discount	16,347	173,673
Change in fair value of derivative liability	(76,801)	(13,219)
Stock based compensation	4,753,050	-
Change in operating assets and liabilities
Inventory	(254,551)	(137,629)
Prepaid inventory	(78,647)	-
Other assets	-	21,000
Accounts payable	(53,464)	(13,893)
Accrued interest payable	7,501	-
Accrued payroll tax liability	85,709	75,892
Registration rights liability	251,250	-
Other accrued expenses	7,994	(47,281)
Deferred revenue	355,630	(214,321)
Deferred exclusive agency fee	(60,000)	240,000
Warranty reserve	-	600
Net cash used by operating activities	(1,284,549)	(284,924)

Financing activities
Due from related parties	21,100	(21,100)
Proceeds from convertible note, net of issuance costs	-	200,000
Repayment of notes payable	(78,838)	(48,513)
Repayment of capital leases	(22,641)	(21,399)
Proceeds from issuance of stock	2,175,000	200,000
Stock Issuance costs	(480,000)	-
Net cash provided by financing activities	1,614,621	308,988

Net increase (decrease) in cash and cash equivalents	330,072	24,064

Cash and cash equivalents at the beginning of year	34,963	10,899

Cash and cash equivalents at end of period	$365,035	$34,963

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Conversion of preferred stock to common stock	2,080	-
Issuance of shares upon recapitalization	1,105	-
Conversion of convertible note to common stock	225,000	-
Cash paid during the year for:
Interest expense	$17,337	$26,806
Income tax	$-	$-

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is one of the world’s leading manufacturers of handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers three models of motorcycles: the F131 Hellcat Combat, B120 Wraith and P120 Fighter. The F131 Hellcat and B120 Wraith were discontinued in the first quarter of 2010. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company moved in December 2005 and is now headquartered in Birmingham, Alabama.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Confederate Motor Company, Inc. and Confederate Motors, Inc. (collectively, the “Company”). All intercompany accounts have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

See Note 8 for a full discussion of going concern matters, contingencies and other uncertainties.

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

	12/31/2009	12/31/2008
Parts	$205,803	$315,083
Work in process	-	13,200
Motorcycle finished goods	447,031	70,000
Total Inventory	$652,834	$398,283

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

Revenue Recognition
Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $623,813 at December 31, 2009 and $278,183 at December 31, 2008.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2009:

Common stock warrants	105,000
Total common stock equivalents	105,000

The Company had no common stock equivalents at December 31, 2008

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising is expensed as incurred.  For 2009 and 2008, advertising expense was $151,799 and $3,525, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $145,333 and $139,924 for the years ended 2009 and 2008, respectively.

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities - Conversion Options	$76,801	$—	$76,801	$—

Total Liabilities	$76,801	$—	$76,801	$—

There are no fair value measurements as of December 31, 2009.

Liabilities measured at fair value on a recurring basis using significant unobservable Level 2 inputs consist of conversion options embedded within convertible debt. The Level 2 inputs for the Company's disclosure of the fair value of its conversion options are disclosed in Note 4 “Embedded Derivatives.”

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

Reclassification

Certain amounts in the year 2008 financial statements have been reclassified to conform to the year 2009 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Stock-Based Payments

Significant amounts of the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2009	2008
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	149,173	109,878
	$58,143	$97,438

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2009	2008
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 7.75% at
December 31, 2009 and 2008, respectively), principal
and interest payable monthly, unsecured	$77,121	$94,370

Bank note payable due August 18, 2009, prime rate of interest with an 8.25% minimum rate (8.25% at December 31, 2008),
principal and interest payable monthly, secured by
all assets of the Company	-	4,465

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	20,727	27,675

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	31,513	81,688
	129,361	208,198
Less current portion	52,983	45,410
	$76,378	$162,788

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

Interest expense related to the Debenture amounted to $7,502 in 2009.

During 2009, the Company fully converted the note into 200,000 shares of the Company’s common stock at a rate of $1.125.

Principal Maturities of Notes Payable
2010	52,983
2011	32,314
2012	25,854
2013	18,210

$129,361

NOTE 4 – EMBEDDED DERIVATIVES

The fair market value of embedded derivative liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Derivatives embedded within convertible debenture dated July 15, 2008, initial value	$-	$90,020
Cumulative adjustments to record fair market value of embedded derivative	-	(13,219)
Total	$-	$76,801

The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $76,801 in 2009 and $13,219 in 2008. Attributes used to determine the fair value of the embedded derivatives as of December 31, 2008 and as of July 15, 2008 (the initial value) are provided below.

	December 31,	July 15,
	2008	2008
Valuation Assumptions
Stock price	$1.50	$1.50
Conversion price	$1.125	$1.125
Number of underlying shares to be issued upon conversion	204,694	200,000
Expected term (in years)	.04	0.5
Expected volatility	54.71%	54.71%
Risk-free interest rate	0.11%	2.30%

NOTE 5 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment acquired under capital leases totaled $108,807 and $69,742, respectively at December 31, 2009

At December 31, 2009, future minimum payments due under the capital lease agreements are as follows:

2010	29,192
2011	19,449
2012	3,971
Future minimum lease payments	52,612
Less amount representing interest	5,139
Present value of minimum lease payments	47,473
Less current portion	25,289
Long-term capital leases	$22,184

NOTE 6 – STOCKHOLDERS’ EQUITY

Reverse Recapitalization
On February 12, 2009, Confederate Motor Company, Inc (“Confederate”) entered into an Agreement and Plan of Merger and Reorganization with Confederate Motor, Inc., formerly, French Peak Resources, Inc. (“French Peak”). French Peak offered to issue 8,895,000 million of its common shares in exchange for each common share outstanding of Confederate.

100% of Confederate common shareholders elected to exchange their Confederate shares for shares of French Peak.  French Peak issued 8,895,000 million shares to acquire 8,895,000 million of the outstanding shares of Confederate. As a result of the exchange, Confederate held a 80.5% controlling interest in the combined entity, after the exchange. French Peak had approximately 1 million shares of common stock at the time of the merger.

Since the owners and management of Confederate possessed voting and operating control of the combined company after the merger, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 & 13. Under this accounting, the entity that issues shares (French Peak – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (Confederate) is the accounting acquirer.

In addition, French Peak was characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse-acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, Confederate is treated as the continuing reporting entity that acquired French Peak (the historic shell registrant). The reports filed after the transaction have been prepared as if Confederate (accounting acquirer) were the legal successor to French Peak’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Confederate, for all periods presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts of Confederate will be retroactively adjusted to reflect the legal capital structure of French Peak pursuant to FASB ASC 805-40-45-1.

Sale of Common Stock
During the twelve months ended December 31, 2009, we raised an aggregate of $2,175,000 through the sale of 1,449,998 shares of Common Stock to certain accredited investors, including 850,000 shares of Common Stock issued on February 12, 2009, 233,332 Common shares issued on June 9, 2009, 33,333 Common shares on August 15, 2009 and an additional 333,333 Common shares on October 13, 2009. The Company paid $350,000 for the Pubco shell and $130,000 in stock issuance costs to execute the transaction resulting in net proceeds of $1,695,000.

Stock Based Compensation
1,779,000 shares of common stock were awarded by the Board of Directors to key officers and shareholder for their involvement in taking the private company public via the reverse recapitalization.  The stock based compensation of $2,668,500 was expensed in the first quarter 2009. 800,000 shares of common stock were awarded by the Board of Directors to key shareholders of the Company for past services.  The stock based compensation of $1,200,000 was expensed during the second quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock. An additional 505,000 shares of common stock were awarded by the Board of Directors to a Director of the Company for consulting services in the third quarter 2009.  The stock based compensation of $757,500 was expensed during the third quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock.

Warrants
During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants (“broker warrants”) to purchase the Company’s common stock at an exercise price of $1.50. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share- $1.50, exercise- $1.50, expected volatility -115%, risk free interest rate-1.73%. The fair value of $127,050 was recorded to additional paid in capital. These warrants could potentially dilute earnings per share.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2009	105,000	$1.50
Exercisable – June 30, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2009	105,000	$1.50
Exercisable – September 30, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	4 years	$1.50	105,000	$1.50

At December 31, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, these equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was August 27, 2009; therefore the 120th day was October 26, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 150 days (December 25, 2009). The Company never filed a registration statement.

The Company has evaluated the registration rights provision and has determined the probability of incurring liquidated damages. The Company recorded the full penalty.

Liquidated damages are as follows:

Equity subject to registration rights penalty	$2,175,000
Maximum penalty	10%
Convertible debt subject to registration rights penalty	$225,000
Maximum penalty	15%
Registration Rights Penalty	$251,250

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

During 2009, the above advance was charged to Mr. Chambers compensation to relieve the receivable, the amount was advanced prior to the Company becoming a public entity subject to the provisions set forth in Sarbanes-Oxley.

On September 30, 2009, the Company entered into a consulting agreement with Mr. Terny, a Director of the Board.  The agreement calls for Mr. Terny to work with the Company to form the distribution channels for all the worldwide retail stores for distribution of the Company’s motorcycles, work with the Company to decrease the material costs to produce its motorcycles, and other services as the Company may reasonably request from time to time.  The term of the agreement is until the Company achieves certain financial results, but in any event for at least 24 months .  The compensation for the consulting agreement is 505,000 shares of restricted common stock awarded at execution date of the agreement.  The non cash stock based compensation was expensed during the period as discussed in Note 6.

CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement and a promissory note, signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate.  CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 8 below regarding the uncertainty related to these events.

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $12,000 for 2009 and $500 for 2008.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has employment agreements with key officers (CEO and CFO) and employees (Designer).  Refer to Item 11: Employment Compensation.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuit to determine whether Francois Terny is a current member of the Board of Directors (as discussed in more detail above), the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francoise-Xavier Terny has breached the terms of his consulting agreement.. These issues are currently in dispute.

As described in note 7 above, the Company is contemplating relocation to the City of New Orleans and has been involved in a loan application to the City of New Orleans through a related entity, CM Design, LLC. In addition the Company has advanced a security deposit on behalf of this related entity during the first quarter of 2010. Finally, in its recently filed complaint mentioned in the preceding paragraph, the Company noted a discussion regarding the acceptance of a relocation loan from the City of New Orleans. It is the opinion of management that no financial obligation exists as a result of its actions. However, the facts above create an uncertainty regarding whether or not the Company has created a material direct financial obligation or off balance sheet arrangement that cannot be reasonably estimated at this time. The accompanying financial statements have not been adjusted for the outcome of this uncertainty.

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors during 2007, 2008 and 2009.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company plans to amend its W3, W2 and 941 filings and resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

There is an uncertainty as to the number of directors (1 or 2). The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director - the issue is currently in dispute (see “Item 3. Legal Proceedings”).

Operating Lease

The Company occupies  a single leased building. The Company has signed an amendment in January 2009 to extend the lease term to December 31, 2011.  The Company may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $46,010 and $53,354 for the year ended 2009 and 2008, respectively.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,167,421 as of December 31, 2009, and a net loss of $6,277,862, for the year ended December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company's cash position may not be sufficient to support the Company's daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

At December 31, 2009 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  As of December 31, 2009, the Organization’s uninsured cash and cash equivalents balances totaled $126,932.

NOTE 13 – INCOME TAXES

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The valuation allowance at December 31, 2008 was approximately $981,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $504,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,870,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2009	2008
Non-current deferred tax assets:
Net operating loss carryforward	$(1,482,000)	$(981,000)
Accrued salary	(3,000)	-
Valuation allowance	1,485,000	981,000
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2009 and the period ended December 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 6.5% for State income taxes, a blended rate of 38.29%) as follows:

	Year Ended December 31,
	2009	2008
Computed "expected" tax expense (benefit) - Federal -	$(1,996,000)	$(134,000)
Computed "expected" tax expense (benefit) - State -	(408,000)	(28,000)
Penalties and fines	2,000	-
Stock/stock options/warrants issued for services	1,820,000	-
Registration rights penalty	96,000	-
Loss on settlement of debt	-	-
Change in fair value of derivative liability - embedded conversion option	(29,000)	(5,000)
Meals and Entertainment @50%	5,000	-
Warrant expense arising from repricing of investor warrants	-	-
Amortization of debt discount	6,000	66,000
Beneficial conversion feature	-	-
Gain on settlement of accounts payable	-	-
Change in valuation allowance	504,000	101,000
Actual tax expense (benefit)	$-	$-

NOTE 14 – RESTATEMENT

During March 2010, the Company discovered material errors associated with the financial statements issued for the period January 1, 2008 to December 31, 2008.

The Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors.  Additionally, the Company failed to accrue for contingent payables during the prior period.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated 2008	Adjustment 2008	As Previously Reported 2008
Accrued payroll tax liability	$99,540	$90,705	$8,835
Other accrued expenses	$31,856	$26,156	$5,700
Accumulated deficit	$(2,889,559)	$(116,861)	$(2,772,698)
Total stockholders’ deficit	$(826,559)	$(116,861)	$(709,698)
Selling, general & administrative expense	$1,104,245	$105,266	$998,979
Net Loss	$(423,218)	$(105,266)	$(317,952)
Net loss per share- Basic and Diluted	$(0.07)	$(0.02)	$(0.05)

NOTE 15 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors during 2007, 2008 and 2009.  The Company has accrued an estimate for the payroll tax liability including penalties and interest. The Company plans to amend its W3, W2 and 941 filings and resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

NOTE 16 – SUBSEQUENT EVENTS

On October 16, 2009 the law firm of Smith & Armandsen filed suit against the corporation for unpaid fees stemming from an out-of-state lawsuit. The Corporation will seek a settlement in this matter. The maximum possible exposure to the corporation is six thousand four hundred thirty-seven ($6,437) dollars. The Company settled this matter for less than the demanded amount in December 2009.

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francoise-Xavier Terny has breached the terms of his consulting agreement. These issues are currently in dispute. (see Item 3. “Legal Proceedings”).

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing.  However, CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement, attached hereto as Exhibit 2.1, and a promissory note, signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate.  CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced the security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See notes 7 and 8 for a full discussion of these events and the uncertainty related to these events.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 15, 2009, we dismissed Barfield, Murphy, Shank & Smith, P.C. (“BMSS”), as our independent registered public accounting firm. The reports of BMSS on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the reports of BMSS for the fiscal years ended December 31, 2007 and 2006 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern. The decision to change independent accountants was approved by our Board of Directors on April 15, 2009.

During our two most recent fiscal years and through April 15, 2009, the date of filing our Current Report on Form 8-K announcing the dismissal of BMSS, we have had no disagreements with BMSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BMSS, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

BMSS provided us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to the current report on Form 8-K filed on April 15, 2009.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of accruals, contingent liabilities, and financial statement disclosures.

The Company has insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, particularly relating to complex transactions such as derivative instruments and deferred taxes.

The Company has inadequate design of controls over recording accruals, timely identification and disclosure of contingencies and contingent liabilities, timely identification and disclosure of related parties, proper recording and identification of compensation items and the resultant payroll tax liabilities, and proper identification of financial statement disclosures.
The Company has inadequate procedures for accurate and timely reporting of inventory costing.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

Functional Controls and Segregation of Duties

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will implement increased monitoring and oversight of accruals and contingent liabilities

(2)	We will add personnel with the depth of knowledge and time commitment to provide a greater level of review for corporate activities.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(4)	We will solicit independent directors to enhance corporate governance and Board composition.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

General

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION
H. Matthew Chambers	55	Chairman and Chief Executive Officer and Founder
Francois-Xavier Terny*	40	Director
Joseph Mitchell	41	Executive Vice President and Chief Financial Officer

 *issue of whether or not Francois-Xavier Terny resigned in dispute and Francois does not believe that he resigned as a Director of the Company.  The inclusion of Francois in this table is without prejudice to the resolution of the Declaratory Judgment action (see “Item 3. Legal Proceedings”).

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

Francois-Xavier Terny** is a private investor and operational consultant to 7 companies and start ups since 2008.  He was the founder of Masaï, a consultancy specializing in cost optimization established in 1996. Under the management of Mr. Terny, Masaï had 8 consulting offices in Europe, US and Japan, and 7 LCC offices, with a total of over 120 professionals. It was acquired by Lowendal group in October 2006.

Following his studies at HEC, from 1991 to 1996, Mr. Terny served as a strategic consultant in Bain & Company, with one year spent between the Moscow and Warsaw offices (1993) and creation of the South African office (1995). It was during the numerous purchasing assignments (sheer luck in strategic consultancy!) that the idea for Masaп was born. Discussions with his friend Thierry Fournier, a Manager within Bain & Co., gave life to the project in March 1996.

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

There are no relationships between Mr. Terny and any of the officers or directors of the Company. And there is no employment agreement between Mr. Terny and the Company.  Mr. Terny entered into a consulting agreement in 2009 (see Note 7 to the Financial Statements; Related Party Transactions).
**The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director - the issue is currently in dispute (see “Item 3. Legal Proceedings”).

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

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has two directors, but does not have any standing committees.  Our by-laws provide for the ability to appoint up to five (5) members onto the Board of Directors and we currently have three (3) or four (4) vacancies depending upon the result of the lawsuit described in Item 3: Legal Proceedings.

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

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

Indemnification of Directors and Officers

Our certificate of incorporation and bylaws generally eliminate the personal liability of our directors for breaches of fiduciary duty as a director, except for liability for any breach of their duty of loyalty to us or our stockholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for unlawful payments of dividends or unlawful stock repurchases or redemptions and for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation requires us to indemnify our directors, and allows us to indemnify our officers, employees and agents, to the fullest extent permitted by the Delaware General Corporation Law.

We intend to enter into indemnity agreements with each of our directors and executive officers, which will provide for mandatory indemnification of an executive officer or a director made party to a proceeding by reason of the fact that the person is or was an executive officer or a director of ours, if the executive officer or director acted in good faith and in a manner the executive officer or director reasonably believed to be in or not opposed to our best interests and, in the case of a criminal proceeding, the executive officer or director had no reasonable cause to believe that his or her conduct was unlawful. These agreements will also obligate us to advance expenses to an executive officer or a director who may have a right to be indemnified by us; provided, that the executive officer or director will repay advanced expenses if it is ultimately determined that he or she is not entitled to indemnification. Our executive officers and directors will also be entitled to indemnification and indemnification for expenses incurred as a result of acting at our request as a director, an officer or an agent of an employee benefit plan or other partnership, corporation, joint venture, trust or other enterprise owned or controlled by us.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the above statutory provisions or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the calendar years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ($)	Salary ($)(3)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Totals ($)
H. Matthew Chambers, President and Chief	2009	118,066	0	1,650,000	0	0	0	43,588	1,811,654
Executive Officer	2008	155,341	0	0	0	0	0	46,517	201,858
	2007	98,000	0	0	0	0	0	44,693	142,693

Joseph Mitchell, Executive VP, Chief Financial	2009	130,508		202,500	0	0	0	0	333,008
Officer, Secretary	2008	120,006	0	0	0	0	0	0	120,006
	2007	92,000	0	0	0	0	0	0	92,000

(1) Stock awards were issued to key officers and employees for their participation in the planned reverse recapitalization.  Mr. Chambers was awarded 1,100,000 common shares with an underlying valuation of $1.50 per share at the time of the reverse merger date of 2/12/2009.  Mr. Mitchell was awarded 135,000 common shares with an underlying valuation of $1.50 per share on the same date.
(2) For Mr. Chambers, the amount shown in this column is Company paid rent for the corporate apartment in Birmingham and other perquisites.
 (3) Mr. Chambers and Mr. Mitchell did not receive their full salary and guaranteed bonus per their employment agreements (see below). Both have waived payment of the underpaid amount except under the condition of involuntary termination without cause.

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

Option/SAR Grants to Executive Officers

No Named Executive Officers received or exercised any stock awards, stock options or SARs during the year ended December 31, 2009, or otherwise were the beneficial owners of any stock awards, stock options or SARs at December 31, 2009.  Stock awards were issued to Mr. Chambers (1,100,000 common shares) and Mr. Mitchell (135,000 common shares) prior to the reverse merger.

Employment Agreements

The Company has employment agreements with H. Matthew Chambers, Joseph Mitchell and Ed Jacobs.  The employment agreements have a three-year term and will automatically extend in one-year increments unless we notify the executive in that year that his employment agreement will not be extended.

The employment agreements provide for annual base salaries at the following initial rates: $180,000 for H. Matthew Chambers and $144,000 for Joseph Mitchell and $96,000 for Ed Jacobs. The employment agreements call for a guaranteed 25% bonus.  The annual base salaries will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. The employment agreements also make each executive eligible for annual bonuses determined by our board of directors (or compensation committee, if any). The employment agreements also provide that these officers are eligible to participate in our equity incentive plans and other employee benefit programs.

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

The employment agreements provide for payments and benefits upon termination of employment in addition to those previously accrued. If the executive is terminated due to death or disability, the executive will receive (in addition to items previously accrued):

▪             instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to the average annual bonus in recent years (calculated as described below), prorated to reflect the part of the year completed before termination; and

▪             in case of disability, continued health, medical and life insurance coverage until age 65.

If we terminate the executive’s employment without cause, including after a change in control, or if the executive terminates employment for good reason, the executive will receive (in addition to items previously accrued):

▪             a lump sum cash payment equal to (1) the sum of his then-current annual base salary, plus his then-current guaranteed cash bonus, plus the average annual bonus in recent years (calculated as described below), multiplied by 3, in the case of H. Matthew Chambers and 2 in the case of each of Joseph Mitchell and Ed Jacobs;

▪             instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to his average annual bonus in recent years (calculated as described below), which, unless the termination occurs within the period beginning on the date of a change in control and ending two years after a change in control, will be prorated to reflect the part of the year completed before termination; and

▪             continued health, medical and life insurance coverage for one year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2009, for:

▪	each person or group known to us to beneficially own 5% or more of our Common Stock;
▪	each of our directors and director nominees;
▪	each of our named executive officers; and
▪	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2009 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

		Percentage of shares outstanding
Beneficial owner	Number of shares beneficially owned (1)	Outstanding(2)	Fully Diluted(3)
RSC Affiliated Businesses, LLC (4)	2,633,220	20.3%	20.2%
Francois Terny, Director**	805,000	6.2%	6.2%
Joseph Mitchell, Chief Financial Officer	316,985	2.4%	2.4%

All directors and executive officers as a group	3,755,205	29.0%	28.8%

Sharp Capital	3,406,283	26.3%	26.1%
Oldenway 1 (5)	1,239,913	9.6%	9.5%
Oldenway 2 (6)	1,239,913	9.6%	9.5%

______________________

*	Less than 1%
**
The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director - the issue is currently in dispute (see “Item 3. Legal Proceedings”).

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 12,954,998 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(3)	A total of 13,059,998 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(4)
Matthew Chambers, our chief executive officer and Director, has 75% ownership of RSC Affiliated Businesses, LLC.  Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), has the remaining 25% ownership of RSC Affiliated Businesses, LLC.

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

As of December 31, 2009 we issued  1,449,998 shares of our common stock to certain accredited investors for a total aggregate purchase price of $2,175,000.  The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended December 31, 2009, we were billed approximately $76,137 for professional services rendered for the audit and review of our financial statements. That total amount consisted of $38,753 for the auditing and review of the financial statements for the fiscal year 2009, and $37,384 for the audits of the financial statements for the fiscal year 2008.

Legal Fees

For the Company’s fiscal year ended December 31, 2009, we were billed approximately $43,420 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       Exhibits

2.1 Cooperative Endeavor Agreement

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

Date: May 17, 2010	Confederate Motors, Inc.
	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer

Principal Executive Officers of Confederate Motors, Inc.
By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer

By:	/s/ Joseph Mitchell
Joseph Mitchell Chief Financial Officer and Principal Accounting Officer

44