Form 10-Q
period 2010-03-31
Confederate Motors, Inc.
filed 2010-05-20
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2010: 12,954,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Control and Procedures	20

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	(Removed and Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURE

Item 1. Financial Information

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$299,692	$365,035
Inventory	559,169	652,834
Prepaid inventory	32,200	78,647
Due from related party	7,500	-
Total current assets	898,561	1,096,516

Property and equipment, net	49,238	58,143

Total Assets	$947,799	$1,154,659

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$159,966	$102,931
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	212,420	185,251
Deferred revenue	510,059	633,813
Warranty reserve	8,600	8,600
Other accrued expenses	27,003	39,850
Registration rights liability	251,250	251,250
Current portion of notes payable	51,271	52,983
Current portion of capital leases	26,002	25,289
Total Current Liabilities	1,254,072	1,307,468

Notes payable, less current portion	65,215	76,378

Capital leases, less current portion	15,410	22,184

Deferred exclusive agency fee	165,000	180,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 authorized; 12,954,998 outstanding in 2010 and 2009	12,954	12,954
Preferred Stock, $0.001 par value 20,000,000 authorized; -0- outstanding in 2010 and 2009	-	-
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,287,948)	(9,167,421)
Total Stockholders’ Equity (Deficit)	(551,898)	(431,371)
Total Liabilities and Stockholders’ Equity (Deficit)	$947,799	$1,154,659

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 (unaudited)

	Three Months Ended
		(Restated)
	March 31,	March 31,
	2010	2009

Sales	$696,312	$176,153

Cost of goods sold	(472,019)	(129,547)

Gross profit	224,293	46,606

Selling, general and administrative expenses	356,688	280,051

Loss from operations	(132,395)	(233,445)

Other income (expense)
Change in fair value of derivative liability	-	76,801
Stock based compensation	-	(2,795,550)
Other income	15,000	15,000
Interest, net	(3,132)	(28,821)
	11,868	(2,732,570)

Net loss	$(120,527)	$(2,966,015)

Net income (loss) per common share – basic and diluted	$(0.01)	$(0.36)

Weighted average shares outstanding – basic and diluted	12,954,998	8,283,393

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended
		(Restated)
	March 31,	March 31,
	2010	2009
Operating activities
Net Loss	$(120,527)	$(2,966,015)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	8,904	10,194
Accretion of debt discount	-	16,347
Change in fair value of derivative liability	-	(76,801)
Stock based compensation	-	2,795,550
Change in operating assets and liabilities
Inventory	93,665	(52,681)
Prepaid inventory	46,447	-
Accounts payable	57,035	(108,058)
Accrued interest	-	7,502
Accrued payroll tax liability	27,169	11,077
Other accrued expenses	(12,847)	(18,876)
Deferred revenue	(123,754)	19,135
Deferred exclusive agency fee	(15,000)	(15,000)
Net cash used by operating activities	(38,908)	(377,626)

Investing activities
Due from related party	(7,500)	-
Net cash used by investing activities	(7,500)	-

Financing activities
Repayment of notes payable	(12,874)	(11,862)
Repayment of capital leases	(6,061)	(5,429)
Proceeds from issuance of stock	-	1,275,000
Stock issuance costs	-	(480,000)
Net cash provided (used) by financing activities	(18,935)	777,709

Net increase (decrease) in cash and cash equivalents	(65,343)	400,083

Cash and cash equivalents at the beginning of year	365,035	34,963

Cash and cash equivalents at end of period	$299,692	$435,046

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Conversion of preferred stock to common stock	-	2,080
Issuance of shares upon recapitalization	-	1,105
Conversion of convertible note to common stock	-	225,000
Cash paid during the period for:
Interest expense	$3,132	$4,972
Income tax	$-	$-

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is one of the world’s leading manufacturers of handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers one model: the P120 Fighter. The F131 Hellcat and B120 Wraith were discontinued in the first quarter of 2010. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company moved in December 2005 and is now headquartered in Birmingham, Alabama.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

See Note 7 regarding going concern matters and other contingencies and uncertainties.

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

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  Inventory consists of parts inventory, work in process (WIP), finished goods inventory, apparel and direct labor associated with finished goods.

	3/31/2010	12/31/2009
Parts	$243,083	$205,803
Work in process	-	-
Motorcycle finished goods	280,170	447,031
Apparel inventory	35,916	-
Total Inventory	$559,169	$652,834

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

The Company had the following potential common stock equivalents at March 31, 2010 and March 31, 2009:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected a net loss in first quarter periods of 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Advertising Costs

Advertising is expensed as incurred.  For the first quarters of 2010 and 2009, advertising expense was $48,366 and $1,157, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $23,544 and $17,576 for the first quarters of 2010 and 2009, respectively.

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

There are no fair value measurements as of March 31, 2010 and December 31, 2009.

Reclassification

Certain amounts in the first quarter 2009 financial statements have been reclassified to conform to the first quarter 2010 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2010	2009
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	158,078	149,173
	$49,238	$58,143

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31,	December 31,
	2010	2009
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
March 31, 2010 and December 31, 2009, respectively), principal
and interest payable monthly, unsecured	$72,717	$77,121

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	18,901	20,727

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	24,868	31,513
	116,486	129,361
Less current portion	51,271	52,983
	$65,215	$76,378

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment totaled $108,804 and $76,660, respectively at March 31, 2010

At March 31, 2010, future minimum payments due under the capital lease agreements are as follows:

April 1 through December 31, 2010	21,896
2011	19,449
2012	3,970
Future minimum lease payments	45,315
Less amount representing interest	3,903
Present value of minimum lease payments	41,412
Less current portion	26,002
Long-term capital leases	$15,410

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse Recapitalization
On February 12, 2009, Confederate Motor Company, Inc (“Confederate”) entered into an Agreement and Plan of Merger and Reorganization with Confederate Motor, Inc., formerly, French Peak Resources, Inc. (“French Peak”). French Peak offered to issue 8,895,000 million of its common shares in exchange for the common shares outstanding of Confederate.

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

In connection with the reverse acquisition and recapitalization, all share and per share amounts of Confederate are retroactively adjusted to reflect the legal capital structure of French Peak pursuant to FASB ASC 805-40-45-1.

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

Stock Based Compensation
1,779,000 shares of common stock were awarded by the Board of Directors to key officers and a shareholder for their involvement in taking the private company public via the reverse recapitalization.  The stock based compensation of $2,668,500 was expensed in the first quarter 2009. 800,000 shares of common stock were awarded by the Board of Directors to key shareholders of the Company for past services.  The stock based compensation of $1,200,000 was expensed during the second quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock. An additional 505,000 shares of common stock were awarded by the Board of Directors to a Director of the Company for consulting services in the third quarter 2009.  The stock based compensation of $757,500 was expensed during the third quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock.

Warrants
During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share- $1.50, exercise- $1.50, expected volatility -115%, risk free interest rate-1.73%. The fair value of $127,050 was recorded to additional paid in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2009	105,000	$1.50
Exercisable – June 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2009	105,000	$1.50
Exercisable – September 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2010	105,000	$1.50
Exercisable – March 31, 2010	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	3.75 years	$1.50	105,000	$1.50

At March 31, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, these equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was August 27, 2009; therefore the 120th day was October 26, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 150 days (December 25, 2009). The Company never filed a registration statement.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2008, the Company paid advances to Matthew Chambers in the amount of $21,100.  Mr. Chambers serves as the Chief Executive Officer of the Company.

During 2009, the above advance was charged to Mr. Chambers compensation to relieve the receivable, the amount was advanced prior to the Company becoming a public entity subject to the provisions set forth in Sarbanes-Oxley.

On September 30, 2009, the Company entered into a consulting agreement with Mr. Terny, a Director of the Board.  The agreement calls for Mr. Terny to work with the Company to form the distribution channels for all the worldwide retail stores for distribution of the Company’s motorcycles, work with the Company to decrease the material costs to produce its motorcycles, and other services as the Company may reasonably request from time to time.  The term of the agreement is until the Company achieves certain financial results, but in any event for at least 24 months .  The compensation for the consulting agreement is 505,000 shares of restricted common stock awarded at execution date of the agreement.  The non cash stock based compensation was expensed during the period as discussed in Note 5.

CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement and a promissory note, signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate.  CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 below regarding the uncertainty related to these events.

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 for the first quarter of 2010 and 2009, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has employment agreements with key officers (CEO and CFO) and employees (Designer).

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuit to determine whether Francois-Xavier Terny is a current member of the Board of Directors (as discussed in more detail below), the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francois-Xavier Terny has breached the terms of his consulting agreement.. These issues are currently in dispute.

As described in note 6 above, the Company is contemplating relocation to the City of New Orleans and has been involved in a loan application to the City of New Orleans through a related entity, CM Design, LLC. In addition the Company has advanced a security deposit on behalf of this related entity during the first quarter of 2010. Finally, in its recently filed complaint mentioned in the preceding paragraph, the Company noted a discussion regarding the acceptance of a relocation loan from the City of New Orleans. It is the opinion of management that no financial obligation exists as a result of its actions. However, the facts above create an uncertainty regarding whether or not the Company has created a material direct financial obligation or off balance sheet arrangement that cannot be reasonably estimated at this time. The accompanying financial statements have not been adjusted for the outcome of this uncertainty.

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors during 2007, 2008, 2009 and the first quarter of 2010.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company has submitted payroll data to a third party payroll processing firm to amend its W3, W2 and 941 filings and resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

There is an uncertainty as to the number of directors (1 or 2). The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director - the issue is currently in dispute (see “Item 3. Legal Proceedings”).

Operating Lease

The Company occupies a single leased building. The Company has signed an amendment in January 2009 to extend the lease term to December 31, 2011.  The Company may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent was half the normal base rental.

Rent expense paid under the operating lease obligation totaled $13,783 and $7,768 for the first quarter 2010 and 2009, respectively.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,287,948 as of March 31, 2010, and a net loss of $120,527, for the quarter ended March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including convertible debentures and common stock warrants. For all periods presented, convertible debentures and common stock warrants were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.

NOTE 10 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized over the life of the agreement.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At March 31, 2010 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor through March 31, 2010.  As of March 31, 2010, the Organization’s uninsured cash and cash equivalents balances totaled $64,753.

NOTE 12 – RESTATEMENT

During March 2010, the Company discovered errors associated with the financial statements issued for the period ending March 31, 2009.

The Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors.  Secondly, the Company identified stock based compensation expense for stock awards and broker warrants that should have been recorded in the first quarter 2009. The effect of this adjustment resulted in the restated balance of additional paid-in capital.  Lastly, the Company failed to accrue for contingent payables for legal fees and interest payable on a convertible note from the period of issuance in June 2008 to the conversion date of February 2009.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated March 31, 2009	Adjustment March 31, 2009	As Previously Reported March 31, 2009
Accrued interest payable	7,501	7,501	-
Accrued payroll tax liability	110,618	103,226	7,392
Other accrued expenses	12,980	11,633	1,347
Additional paid-in capital	5,867,500	2,690,550	3,176,950
Accumulated deficit	(5,855,574)	(2,812,911)	(3,042,663)
Total stockholders’ deficit	22,976	(122,361)	145,337
Selling, general & administrative expense	$280,051	$(107,002)	$387,053
Other income (expense)	(2,732,570)	(2,803,052)	70,482
Net Loss	$(2,966,015)	$(2,696,050)	$(269,965)
Net loss per share- Basic and Diluted	$(0.36)	$(0.33)	$(0.03)

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors during 2007, 2008, 2009 and the first quarter of 2010.  The Company has accrued an estimate for the payroll tax liability including penalties and interest. The Company has submitted payroll data to a third party payroll processing firm to amend its W3, W2 and 941 filings and plans to resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

NOTE 14 – SUBSEQUENT EVENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Confederate Motors, Inc. (“Confederate” or “CM”) produces premium, heavyweight (651+cc) motorcycles. CM manufactures three models of motorcycles: Hellcat, Wraith and Fighter.  The second generation (“G2”) Hellcat and first generation (“G1”) Wraith was discontinued in the first quarter 2010.  A third generation Hellcat (“CX3”) is in the development stage.

Overview and Outlook

Net revenue for the three months ending March 31, 2010 was $696,312 compared to $176,153 for the three months ending March 31, 2009. The Company’s quarter end financial performance reflected an increase in shipments of Confederate motorcycles.  Net loss for the quarter ended March 31, 2010 was $120,527 compared to a net loss of $2,966,015 for the quarter ended March 31, 2009.  Non cash stock based compensation of $2,795,550 contributed to the loss for the first quarter 2009.

Cash flow from operating activities was negative $38,908 in the first quarter 2010 compared to a negative cash flow of $377,626 in first quarter 2009.  Net cash flow from investing activities were $(7,500) and $0 for the first quarter 2010 and 2009, respectively.  Net cash flow from financing activities were $(18,935) and $777,709 for the first quarter 2010 and 2009, respectively.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution. The operational focus for first quarter of 2010 was spent on production and quality refinements of the third model – The P120 Fighter Combat.  A significant amount of time was also spent in the launch and marketing of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. The company is in discussion with interested parties in Japan and Europe. The Company continues to grow sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $472,019 for the quarter ended March 31, 2010 compared to $129,547 for the corresponding period last year.  Cost of goods sold was higher due to an increase in shipment volume.  Cost of goods sold for the first quarter 2010 includes a write-off of $39,627 for obsolete inventory related to the retirement of the G2 Hellcat and G1 Wraith models.

Gross Profit

Gross profit was $224,293 for the first quarter of 2010, compared to $46,606 for the first quarter of 2009. Gross profit was higher due to an increase in motorcycle shipments.

Selling, general and administrative expenses

Selling, general and administrative costs was $356,688 for the first quarter of 2010, compared to $280,051 for the first quarter of 2009. The increase was primarily due to additional advertising expense for the participation in 2 tradeshows. Advertising expense was $48,366 and $1,157 for the first quarters of 2010 and 2009, respectively.  Additional legal, audit and insurance costs associated with being a public company contributed to the increase in the first quarter of 2010 SG&A expenses compared to 2009.

Results of Operations for the quarter ended March 31, 2010 Compared to quarter ended March 31, 2009

	Quarter Ended
(in whole dollars)	March 31, 2010	(Restated) March 31, 2009
Revenue from motorcycles & related products	$696,312	$176,153
Gross Profit	$224,293	$46,606
Operating Expense	$356,688	$280,051
Other Income (Expense)	$11,868	$(2,732,570)
Net Income (Loss)	$(120,527)	$(2,966,015)
Earnings (Loss) per Share	$(0.01)	$(0.36)

Plan of Operation

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

Strengthen our Distribution Network

We believe our US sales deployment strategy will create the most proximate relationship between our target client and our Confederate team.  We plan to open a small servicing center, retail environment, and design boutique in a large metropolitan market but no definitive plans have been made.  This facility will serve as a template for expansion as demand for our motorcycles increases.  This location will serve as our West Coast warehouse for media and film, public relations, product placement facilitation.

Strengthen Our Global Brand

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

In conclusion, we believe we will have completed research for our American motorcycle design renaissance, concluding with CX3 architecture.

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

Liquidity and Capital Resources

At March 31, 2010, we had cash of $299,692. The Company does not currently generate adequate cash flow through operations to sustain the business and is dependent on raising additional capital through the sale of common stock.  In addition, in connection with the reverse merger, we completed a $2.175 million financing, the proceeds from which we used to finance the reverse merger and to cover significant negative cash flow from operations in 2009 of $1.3 million and to fund the development of a new motorcycle model – the P120 Fighter.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,287,948 as of March 31, 2010, and a net loss of $120,527, for the quarter ended March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

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

Off-Balance Sheet Arrangements

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing.  However, CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement, attached hereto as Exhibit 2.1, and a promissory note (see Exhibit B to Exhibit 2.1 attached hereto), signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate. CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 to our financial statements regarding the uncertainty related to these events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Limitations of our Board of Directors.

We currently have no independent directors. Our Board of Directors has one or two directors (depending on the outcome of the lawsuit mentioned in Item 1. Legal Proceedings), but does not have any standing committees.  Our by-laws provide for the ability to appoint up to five (5) members onto the Board of Directors and we currently have three (3) or four (4) vacancies depending upon the result of the lawsuit described in Item 3: Legal Proceedings.

We identified material weaknesses in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investor’s view of us.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009. The Company’s assessment identified certain material weaknesses which are set forth in Item 9A of our Annual Report on Form 10K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

CONFEDERATE MOTORS, INC.

Date: May 19, 2010	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer,