Form 10-Q
period 2010-06-30
Confederate Motors, Inc.
filed 2010-07-30
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2010: 12,954,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Control and Procedures	22

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed and Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURE

Item 1. Financial Information

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$310,283	$365,035
Inventory	452,974	652,834
Prepaid inventory	10,800	78,647
Due from related party	7,500	-
Total current assets	781,557	1,096,516

Property and equipment, net	40,490	58,143

Total assets	$822,047	$1,154,659

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$112,848	$102,931
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	217,779	185,251
Deferred revenue	574,032	633,813
Warranty reserve	8,600	8,600
Other accrued expenses	25,024	39,850
Registration rights liability	251,250	251,250
Current portion of notes payable	45,003	52,983
Current portion of capital leases	25,962	25,289
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,327,999	1,367,468

Notes payable, less current portion	58,560	76,378

Capital leases, less current portion	9,218	22,184

Deferred exclusive agency fee	90,000	120,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 authorized; 12,954,998 outstanding in 2010 and 2009	12,954	12,954
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,399,780)	(9,167,421)
Total stockholders’ deficit	(663,730)	(431,371)
Total liabilities and stockholders’ deficit	$822,047	$1,154,659

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	(restated) June 30,	June 30,	(restated) June 30,
	2010	2009	2010	2009

Sales	$471,240	$167,232	$1,167,552	$343,385

Cost of goods sold	(298,831)	(129,080)	(770,850)	(258,628)

Gross profit	172,409	38,152	396,702	84,757

Selling, general and administrative expenses	296,328	1,533,043	653,016	4,616,144

Loss from operations	(123,919)	(1,494,891)	(256,314)	(4,531,387)

Other income (expense)
Change in fair value of derivative liability	-	-	-	76,801
Other income	15,000	15,000	30,000	30,000
Interest, Net	(2,913)	(2,989)	(6,045)	(24,309)
	12,087	12,011	23,955	82,492

Net loss before income taxes	$(111,832)	$(1,482,880)	$(232,359)	$(4,448,895)

Income Taxes	-	-	-	-
Net loss	$(111,832)	$(1,482,880)	$(232,359)	$(4,448,895)

Net loss per common share – basic and diluted	$(0.01)	$(0.13)	$(0.02)	$(0.44)

Weighted average shares outstanding – basic and diluted	12,954,998	11,852,564	12,954,998	10,076,549

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended
		(Restated)
	June 30,	June 30,
	2010	2009
Operating activities
Net Loss	$(232,359)	$(4,448,895)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	17,653	20,387
Accretion of debt discount	-	16,347
Change in fair value of derivative liability	-	(76,801)
Stock based compensation	-	3,995,550
Change in operating assets and liabilities
Inventory	199,860	(125,233)
Prepaid inventory	67,847	-
Accounts payable	9,917	(120,109)
Accrued interest	-	7,502
Accrued payroll tax liability	32,528	29,225
Other accrued expenses	(14,826)	(12,755)
Deferred revenue	(59,781)	55,807
Deferred exclusive agency fee	(30,000)	(30,000)
Net cash used by operating activities	(9,161)	(688,975)

Investing activities
Due from related party	(7,500)	21,100
Net cash used by investing activities	(7,500)	21,100

Financing activities
Repayment of notes payable	(25,798)	(53,545)
Repayment of capital leases	(12,293)	(11,009)
Proceeds from issuance of stock, net of stock issuance costs	-	1,145,000
Net cash provided (used) by financing activities	(38,091)	1,080,446

Net increase (decrease) in cash and cash equivalents	(54,752)	412,571

Cash and cash equivalents at the beginning of year	365,035	34,963

Cash and cash equivalents at end of period	$310,283	$447,534

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$-	$2,080
Issuance of shares upon recapitalization	$-	$1,105
Conversion of convertible note to common stock	$-	$225,000
Cash paid during the period for:
Interest	$6,045	$7,962
Income taxes	$-	$-

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

	6/30/2010	12/31/2009
Parts	$208,319	$205,803
Work in process	20,250	-
Motorcycle finished goods	191,541	447,031
Apparel inventory	32,864	-
Total Inventory	$452,974	$652,834

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, 5 years; furniture and fixtures, 3 to 5 years; equipment, 3 to 5 years.

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

The Company had the following potential common stock equivalents at June 30, 2010 and June 30, 2009:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected a net loss in second quarter periods of 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Advertising Costs

Advertising is expensed as incurred.  Advertising costs were $4,742 and $28,318 for the quarters ended June 30, 2010 and 2009, respectively.  Year to date advertising expense totaled $53,108 and $29,475 for 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs were $41,601 and $37,951 for the quarters ended June 30 2010 and 2009, respectively.  Year to date R&D costs totaled $65,145 and $55,526 for 2010 and 2009, respectively.

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

There are no fair value measurements as of June 30, 2010 and December 31, 2009.

Reclassification

Certain amounts in the second quarter 2009 and six months ended June 30, 2009 financial statements have been reclassified to conform to the 2010 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2010	2009
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(166,826)	(149,173)
	$40,490	$58,143

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30,	December 31,
	2010	2009
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
June 30, 2010 and December 31, 2009, respectively), principal
and interest payable monthly, unsecured	$68,360	$77,121

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	17,039	20,727

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	18,164	31,513
	103,563	129,361
Less current portion	45,003	52,983
	$58,560	$76,378

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,804 and $83,577, respectively at June 30, 2010.

At June 30, 2010, future minimum payments due under the capital lease agreements are as follows:

July 1 through December 31, 2010	$14,596
2011	19,449
2012	3,971
Future minimum lease payments	38,016
Less amount representing interest	2,836
Present value of minimum lease payments	35,180
Less current portion	25,962
Long-term capital leases	$9,218

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse Recapitalization
On February 12, 2009, Confederate Motor Company, Inc. (“Confederate”) entered into an Agreement and Plan of Merger and Reorganization with Confederate Motors, Inc., formerly, French Peak Resources, Inc. (“French Peak”). French Peak offered to issue 8,895,000 million of its common shares in exchange for the common shares outstanding of Confederate and a cash payment of $350,000 for the purchase of French Peak.

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

In addition, French Peak was characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, Confederate is treated as the continuing reporting entity that acquired French Peak (the historic shell registrant). The reports filed after the transaction have been prepared as if Confederate (accounting acquirer) was the legal successor to French Peak’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Confederate, for all periods presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts of Confederate are retroactively adjusted to reflect the legal capital structure of French Peak pursuant to FASB ASC 805-40-45-1.

Sale of Common Stock
During the twelve months ended December 31, 2009, we raised an aggregate of $2,175,000 through the sale of 1,449,998 shares of Common Stock to certain accredited investors, including 850,000 shares of Common Stock issued on February 12, 2009, 233,332 Common shares issued on June 9, 2009, 33,333 Common shares on August 15, 2009 and an additional 333,333 Common shares on October 13, 2009. The Company paid $350,000 for the shell registrant, French Peak and $130,000 in stock issuance costs to execute the transaction resulting in net proceeds of $1,695,000.

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

Warrants
During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.50, exercise -$1.50, expected volatility -115%, risk free interest rate -1.73%. The fair value of $127,050 was recorded to additional paid in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2009	105,000	$1.50
Exercisable – June 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2009	105,000	$1.50
Exercisable – September 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2010	105,000	$1.50
Exercisable – March 31, 2010	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2010	105,000	$1.50
Exercisable – June 30, 2010	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	3.50 years	$1.50	105,000	$1.50

At June 30, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, these equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was February 12, 2009; therefore the 120th day was June 12, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement.

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

During 2009, the above advance was charged to Mr. Chambers’ compensation to relieve the receivable, the amount was advanced prior to the Company becoming a public entity subject to the provisions set forth in Sarbanes-Oxley.

On September 30, 2009, the Company entered into a consulting agreement with Mr. Terny, a Director of the Board.  The agreement calls for Mr. Terny to work with the Company to form the distribution channels for all the worldwide retail stores for distribution of the Company’s motorcycles, work with the Company to decrease the material costs to produce its motorcycles, and other services as the Company may reasonably request from time to time.  The term of the agreement is until the Company achieves certain financial results, but in any event for at least 24 months.  The compensation for the consulting agreement is 505,000 shares of restricted common stock awarded at execution date of the agreement.  The non-cash stock based compensation was expensed during the period as discussed in Note 5.

CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement and a promissory note, signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate.  CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010, Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 below regarding the uncertainty related to these events.

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,500 and $3,000 for the quarters ended June 30, 2010 and 2009, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francois-Xavier Terny has breached the terms of his consulting agreement. These issues are currently in dispute.

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

There is an uncertainty as to the number of directors (1 or 2). The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director - the issue is currently in dispute (see “Item 1. Legal Proceedings”).

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in January 2009 to extend the lease term to December 31, 2011.  The Company may terminate the lease on or after December 31, 2009 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,073, $4,195 and $4,320 for the years 2009, 2010 and 2011, respectively.  For the first 4 months of 2009 the rent was half the normal base rental.

Rent expense paid under the operating lease obligation totaled $13,783 and $11,380 for the quarters ended June 30, 2010 and 2009, respectively.

CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010, Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 below regarding the uncertainty related to these events.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,399,780 as of June 30, 2010, and a net loss of $111,832, for the quarter ended June 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including convertible debentures and common stock warrants. For all periods presented, convertible debentures and common stock warrants were not included in the computation of diluted loss per share because the effect would be anti-dilutive. These items could be dilutive in the future.

NOTE 10 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 01, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on 12/31/2012.  The fee is being amortized to other income over the life of the agreement.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At June 30, 2010 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor through June 30, 2010.  As of June 30, 2010, the Organization’s uninsured cash and cash equivalents balances totaled $71,052.

NOTE 12 – RESTATEMENT

During March 2010, the Company discovered errors associated with the financial statements issued for the period ending June 30, 2009.

The Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors.  Secondly, the Company identified stock based compensation expense for stock awards and broker warrants that should have been recorded in the first quarter 2009. The effect of this adjustment resulted in the restated balance of additional paid-in capital.  Lastly, the Company failed to accrue for interest payable on a convertible note from the period of issuance in June 2008 to the conversion date of February 2009.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated June 30, 2009	Adjustment June 30, 2009	As Previously Reported June 30, 2009
Accrued interest payable	7,501	7,501	-
Accrued payroll tax liability	128,767	121,375	7,392
Other accrued expenses	19,101	16,993	2,108
Additional paid-in capital	7,416,467	2,563,500	4,852,967
Accumulated deficit	(7,338,455)	(2,709,370)	(3,042,663)
Total stockholders’ deficit	90,095	(145,870)	235,965
Selling, general & administrative expense	$333,043	$23,509	$309,534
Net Loss	$(1,482,880)	$(23,509)	$(1,459,371)
Net loss per share- Basic and Diluted	$(0.13)	$(0.00)	$(0.13)

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this document and determined that there are no other items to disclose.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Confederate Motors, Inc. (“Confederate” or “CM”) produces premium, heavyweight (651+cc) motorcycles. CM manufactures three models of motorcycles: Hellcat, Wraith and Fighter.  The second generation (“G2”) Hellcat and first generation (“G1”) Wraith were discontinued in the first quarter 2010.  A third generation Hellcat (“CX3”) is in the development stage.

Overview and Outlook

Net revenue for the three months ended June 30, 2010 was $471,240 compared to $167,232 for the three months ended June 30, 2009. The Company’s quarter end financial performance reflected an increase in shipments of Confederate motorcycles.  Net loss for the quarter ended June 30, 2010 was $111,832 compared to a net loss of $1,482,880 for the quarter ended June 30, 2009.  Non cash stock based compensation of $1,200,000 contributed primarily to the loss for the second quarter 2009.

Net revenue was $1,167,552 and $343,385 for the first six months of 2010 and 2009, respectively.  Net loss for the first six months of 2010 and 2009 was $232,358 and $4,448,895, respectively.

Cash flow from operating activities was negative $9,161 in the first six months of 2010 compared to a negative cash flow of $688,975 in the first six months of 2009.  Net cash flow from investing activities was $(7,500) and $21,100 for the first six months of 2010 and 2009, respectively.  Net cash flow from financing activities was $(54,752) and $412,571 for the first six months of 2010 and 2009, respectively.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution. The operational focus for second quarter of 2010 was spent on production of the third model – The P120 Fighter Combat.  A significant amount of time was also spent in the marketing of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. The Company is in discussion with interested parties in Australia, India and Europe. The Company maintains a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $298,831 for the quarter ended June 30, 2010 compared to $129,080 for the corresponding period last year.  Cost of goods sold was higher due to an increase in shipment volume.  Cost of goods sold was $770,850 and $258,628 for the first six months of 2010 and 2009, respectively.

Gross Profit

Gross profit was $172,409 for the quarter ended June 30, 2010, compared to $38,152 for the same quarter of 2009. Gross profit was higher due to an increase in motorcycle shipments.  Year to date gross profit was $396,702 and $84,757 for 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $296,328 for the quarter ended June 30, 2010, compared to $1,533,043 for the same quarter of 2009. The second quarter 2009 SG and A expenses include non-cash stock compensation expense of $1,200,000 for stock awards.  Year to date SG and A expense was $653,016 and $4,616,144 for the first six months of 2010 and 2009, respectively.  The first six months of 2009 SG and A expenses include non-cash stock compensation expense of $3,995,550 for stock awards.  Additional legal, audit and insurance costs associated with being a public company were slightly higher in the first six months of 2010 SG and A expenses compared to 2009.

Results of Operations for the quarter ended and six months ended June 30, 2010 compared to quarter ended and six months ended June 30, 2009

	Quarter ended		Six months ended
(in whole dollars)	June 30, 2010	(Restated) June 30, 2009	June 30, 2010	(Restated) June 30, 2009
Revenue from motorcycles & related products	$471,240	$167,232	$1,167,552	$343,385
Gross Profit	$172,409	$38,152	$396,702	$84,757
Operating Expense	$296,328	$1,533,043	$653,016	$4,616,144
Other Income (Expense)	$12,087	$12,011	$23,955	$82,492
Net Income (Loss)	$(111,832)	$(1,482,880)	$(232,359)	$(4,448,895)
Earnings (Loss) per Share	(0.01)	(0.13)	$(0.02)	$(0.44)

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

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 50,000 per month in 2010.   These statistics show a marked increase in traffic and point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories sales.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash of $310,283. The Company does not currently generate adequate cash flow through operations to sustain the business and is dependent on raising additional capital through the sale of common stock.  In addition, in connection with the reverse merger, we completed a $2.175 million PIPE financing, the proceeds from which we used to finance the reverse merger and to cover significant negative cash flow from operations in 2009 of $1.3 million and to fund the development of a new motorcycle model – the P120 Fighter.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,399,780 as of June 30, 2010, and a net loss of $111,832, for the quarter ended June 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francois-Xavier Terny has breached the terms of his consulting agreement. These issues are currently in dispute.

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

Limitations of our Board of Directors.

We currently have no independent directors. Our Board of Directors has one or two directors (depending on the outcome of the lawsuit mentioned in Item 1. Legal Proceedings), but does not have any standing committees.  Our by-laws provide for the ability to appoint up to five (5) members onto the Board of Directors and we currently have three (3) or four (4) vacancies depending upon the result of the lawsuit described in Item 1: Legal Proceedings.

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

The price of the common stock in the public market may not reflect our actual financial performance.  The market price of shares of our common stock could be subject to significant fluctuations. Among the factors that could affect the market price of our securities are:

▪	the risks, uncertainties and other factors described in this Form 10-Q;

▪	the prospects of the industry in which we operate;

▪	variations in our operating results;

▪	the liquidity in the marketplace for our securities;

▪	our ability to successfully raise additional capital;

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

Unless our securities are registered pursuant to the Securities Act, they may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state or foreign securities laws. The certificates representing shares of the common stock will bear a legend indicating that they are so restricted. If there is not an effective registration statement at the time that an

Investor desires to liquidate his investment in the Company, such Investor will be substantially restricted in the manner that he may do so. In such event, the Investor will only be able to resell his securities through an exemption from federal and state registration or qualification requirements. There can be no assurance that an exemption will be available when an Investor desires to liquidate. Accordingly, purchasers of the securities must be prepared to bear the economic risks of investment for an indefinite period of time since the securities cannot be resold unless they are subsequently registered or an exemption from resale is available.

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

No independent legal, accounting or business advisors have been appointed to represent the interests of prospective investors.  Neither the Company nor any of its officers, directors, employees or agents makes any representation or expresses any opinion with respect to the merits of an investment in shares of Common Stock, including, and without limitation, the Company’s proposed value or the value of shares of Common Stock.  Each prospective investor is therefore encouraged to engage independent accountants, appraisers, attorneys and other advisors to (i) conduct due diligence review as the prospective investor may deem necessary and advisable, and (ii) provide advice with respect to the merits of an investment in shares of Common Stock offered hereby and applicable risk factors as a prospective investor may deem necessary and advisable to rely upon.  The Company will fully cooperate with any prospective investor who desires to conduct an independent analysis, so long as it determines, in its sole discretion, that cooperation is not unduly burdensome.  Each prospective investor acknowledges that he, she or it has been informed and understands that the Company’s legal counsel has not “expertised” any portion of this Form 10-Q.

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

CONFEDERATE MOTORS, INC.

Date: July 30, 2010	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer