Form 10-Q
period 2010-09-30
Confederate Motors, Inc.
filed 2010-11-12
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Issuer’s Telephone number)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010: 12,954,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
September 30, 2010
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

SIGNATURE

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$260,067	$365,035
Inventory	355,451	652,834
Prepaid inventory	10,800	78,647
Due from related party	3,750	-
Total current assets	630,068	1,096,516

Property and equipment, net	31,740	58,143

Total assets	$661,808	$1,154,659

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$98,805	$102,931
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	217,779	185,251
Deferred revenue	536,393	633,813
Warranty reserve	8,600	8,600
Other accrued expenses	22,765	39,850
Registration rights liability	251,250	251,250
Current portion of notes payable	38,076	52,983
Current portion of capital leases	22,623	25,289
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,263,792	1,367,468

Notes payable, less current portion	50,678	76,378

Capital leases, less current portion	6,149	22,184

Deferred exclusive agency fee	75,000	120,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 12,954,998 shares outstanding in 2010 and 2009	12,954	12,954
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,469,861)	(9,167,421)
Total stockholders’ deficit	(733,811)	(431,371)
Total liabilities and stockholders’ deficit	$661,808	$1,154,659

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	(restated) September 30,	September 30,	(restated) September 30,
	2010	2009	2010	2009

Sales	$451,302	$150,633	$1,618,854	$494,018

Cost of goods sold	(266,640)	(139,578)	(1,037,490)	(398,206)

Gross profit	184,662	11,055	581,364	95,812

Selling, general and administrative expenses	268,892	1,139,057	921,908	5,747,700

Loss from operations	(84,230)	(1,128,002)	(340,544)	(5,651,888)

Other income (expense)
Change in fair value of derivative liability	-	-	-	76,801
Other income	15,000	15,000	45,000	45,000
Interest Expense	(851)	(5,964)	(6,896)	(37,774)
	14,149	9,036	38,104	84,027

Net loss before income taxes	$(70,081)	$(1,118,966)	$(302,440)	$(5,567,861)

Income Taxes	-	-	-	-
Net loss	$(70,081)	$(1,118,966)	$(302,440)	$(5,567,861)

Net loss per common share – basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.55)

Weighted average shares outstanding – basic and diluted	12,954,998	12,094,201	12,954,998	10,076,549

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended
		(Restated)
	September 30,	September 30,
	2010	2009
Operating activities
Net Loss	$(302,440)	$(5,567,861)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	26,403	30,080
Accretion of debt discount	-	16,347
Change in fair value of derivative liability	-	(76,801)
Stock based compensation	-	4,753,050
Change in operating assets and liabilities
Inventory	297,383	(137,481)
Prepaid inventory	67,847	-
Accounts payable	(4,126)	(119,276)
Accrued interest	-	7,502
Accrued payroll tax liability	32,528	59,228
Other accrued expenses	(17,085)	13,237
Deferred revenue	(97,420)	203,480
Deferred exclusive agency fee	(45,000)	(45,000)
Net cash used by operating activities	(41,910)	(863,495)

Investing activities
Due from related party	(3,750)	21,100
Net cash used by investing activities	(3,750)	21,100

Financing activities
Repayment of notes payable	(40,607)	(65,480)
Repayment of capital leases	(18,701)	(16,745)
Proceeds from issuance of stock, net of stock issuance costs	-	1,195,000
Net cash provided (used) by financing activities	(59,308)	1,112,775

Net increase (decrease) in cash and cash equivalents	(104,968)	270,380

Cash and cash equivalents at the beginning of year	365,035	34,963

Cash and cash equivalents at end of period	$260,067	$305,343

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$-	$2,080
Issuance of shares upon recapitalization	$-	$1,105
Conversion of convertible note to common stock	$-	$225,000
Cash paid during the period for:
Interest	$6,896	$13,926
Income taxes	$-	$-

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers one model: the P120 Fighter. The F131 Hellcat and B120 Wraith were discontinued in the first quarter of 2010. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

	9/30/2010	12/31/2009
Parts	$205,013	$205,803
Work in process	23,052	-
Motorcycle finished goods	100,335	447,031
Apparel inventory	27,051	-
Total Inventory	$355,451	$652,834

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

The Company had the following potential common stock equivalents at September 30, 2010 and September 30, 2009:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected a net loss in third quarter periods of 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Advertising Costs

Advertising is expensed as incurred.  Advertising costs were $11,581 and $25,409 for the quarters ended September 30, 2010 and 2009, respectively.  Year to date advertising expense totaled $64,689 and $54,884 for 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs were $40,350 and $49,138 for the quarters ended September 30 2010 and 2009, respectively.  Year to date R&D costs totaled $105,496 and $104,664 for 2010 and 2009, respectively.

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

There are no fair value measurements as of September 30, 2010 and December 31, 2009.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2010	2009
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(175,576)	(149,173)
	$31,740	$58,143

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30,	December 31,
	2010	2009
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
September 30, 2010 and December 31, 2009, respectively), principal
and interest payable monthly, unsecured	$62,212	$77,121

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	15,140	20,727

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	11,402	31,513
	88,754	129,361
Less current portion	38,076	52,983
	$50,678	$76,378

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,804 and $90,495, respectively at September 30, 2010.

At September 30, 2010, future minimum payments due under the capital lease agreements are as follows:

October 1 through December 31, 2010	$7,298
2011	19,449
2012	3,971
Future minimum lease payments	30,718
Less amount representing interest	1,946
Present value of minimum lease payments	28,772
Less current portion	22,623
Long-term capital leases	$6,149

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse Recapitalization
On February 12, 2009, Confederate Motor Company, Inc. (“Confederate”) entered into an Agreement and Plan of Merger and Reorganization with Confederate Motors, Inc., formerly, French Peak Resources, Inc. (“French Peak”). French Peak offered to issue 8,895,000 of its common shares in exchange for the common shares outstanding of Confederate and a cash payment of $350,000 for the purchase of French Peak.

100% of Confederate common shareholders elected to exchange their Confederate shares for shares of French Peak.  French Peak issued 8,895,000 shares to acquire 8,895,000 of the outstanding shares of Confederate. As a result of the exchange, Confederate held a 80.5% controlling interest in the combined entity, after the exchange. French Peak had approximately 1 million shares of common stock outstanding at the time of the merger.

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

Sale of Common Stock
During the twelve months ended December 31, 2009, we raised an aggregate of $2,175,000 through the sale of 1,449,998 shares of Common Stock to certain accredited investors, including 850,000 shares of Common Stock issued on February 12, 2009, 233,332 Common shares issued on June 9, 2009, 33,333 Common shares on August 15, 2009 and an additional 333,333 Common shares on October 13, 2009. The Company paid $350,000 to effect the reverse recapitalization and $130,000 in stock issuance costs to execute the transaction resulting in net proceeds of $1,695,000.

Stock Based Compensation
1,779,000 shares of common stock were awarded by the Board of Directors to key officers and a shareholder for their involvement in taking the private company public via the reverse recapitalization.  The stock based compensation of $2,668,500 was expensed in the first quarter 2009. 800,000 shares of common stock were awarded by the Board of Directors to key shareholders of the Company for past services.  The stock based compensation of $1,200,000 was expensed during the second quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock. The fair value of $1.50 was derived based on the price per share of Common Stock sold to certain accredited investors from the period of February 12, 2009 through October 13, 2009. An additional 505,000 shares of common stock were awarded by the Board of Directors to a Director of the Company for consulting services in the third quarter 2009.  The stock based compensation of $757,500 was expensed during the third quarter 2009, utilizing $1.50 as the fair market value of the Company’s common stock.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2009	105,000	$1.50
Exercisable – June 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2009	105,000	$1.50
Exercisable – September 30, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2010	105,000	$1.50
Exercisable – March 31, 2010	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2010	105,000	$1.50
Exercisable – June 30, 2010	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2010	105,000	$1.50
Exercisable – September 30, 2010	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	3.25 years	$1.50	105,000	$1.50

At September 30, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended September 30, 2010 and 2009, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company has submitted payroll data to a third party payroll processing firm to amend its W3, W2 and 941 filings and plans to resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

There is an uncertainty as to the number of directors (1 or 2). The Company contends that Mr. Terny resigned from his position as Director in January 2010 and Mr. Terny contends that he has not resigned as Director. The Company recently filed a complaint against all of the stockholders of the Company for  declaratory judgment on the following items: (i) to declare that Matthew Chambers has the authority to appoint a majority of the members of the board of directors and to require the directors to comply with the Company’s corporate documents and agreements; (ii) if Matthew Chambers does not have the authority to appoint the majority of directors, then, the courts should void any and all previous appointments of directors; and (iii) to declare that Mr. Francois-Xavier Terny has breached the terms of his consulting agreement. These issues are currently in dispute.

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

Rent expense paid under the operating lease obligation totaled $26,033 and $13,417 for the quarters ended September 30, 2010 and 2009, respectively.

CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010, Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 below regarding the uncertainty related to these events.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,469,861 as of September 30, 2010, and a net loss of $70,081, for the quarter ended September 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At September 30, 2010 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor.  As of September 30, 2010, the Organization’s uninsured cash and cash equivalents balances totaled $22,230.

NOTE 12 – RESTATEMENT

During March 2010, the Company discovered errors associated with the financial statements issued for the period ending September 30, 2009.

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

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated September 30, 2009	Adjustment September 30, 2009	As Previously Reported September 30, 2009
Accrued interest payable	7,501	7,501	-
Accrued payroll tax liability	158,770	158,770	-
Other accrued expenses	45,092	16,992	28,100
Additional paid-in capital	8,223,429	2,563,500	5,659,929
Accumulated deficit	(8,457,421)	(2,746,764)	(5,710,657)
Total stockholders’ deficit	(221,371)	(183,264)	(38,107)
Selling, general & administrative expense	$1,139,057	$794,894	$344,163
Net Loss	$(1,118,966)	$(37,394)	$(1,081,572)
Net loss per share- Basic and Diluted	$(0.09)	$(0.00)	$(0.09)

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods.  The Company has accrued an estimate for the payroll tax liability including penalties and interest. The Company has submitted payroll data to a third party payroll processing firm to amend its W3, W2 and 941 filings and plans to resolve the liability with the IRS in the near term.  The payroll tax penalty and interest were estimated and to the extent the estimate was insufficient, additional accruals may be needed in future periods.

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

Overview and Outlook

Net revenue for the three months ended September 30, 2010 was $451,302 compared to $150,633 for the three months ended September 30, 2009. The Company’s quarter end financial performance reflected an increase in shipments of Confederate motorcycles.  Net loss for the quarter ended September 30, 2010 was $70,081 compared to a net loss of $1,118,966 for the quarter ended September 30, 2009.  Non cash stock based compensation of $757,500 contributed to the loss for the third quarter 2009.

Net revenue was $1,618,854 and $494,018 for the first nine months of 2010 and 2009, respectively.  Net loss for the first nine months of 2010 and 2009 was $302,440 and $5,567,861, respectively.

Cash flow from operating activities was negative $41,910 in the first nine months of 2010 compared to a negative cash flow of $863,495 in the first nine months of 2009.  Net cash flow from investing activities was $(3,750) and $21,100 for the nine months of 2010 and 2009, respectively.  Net cash flow from financing activities was $(59,308) and $1,112,775 for the first nine months of 2010 and 2009, respectively.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to expand production and global distribution. The operational focus for third quarter of 2010 was spent on production of the third model – The P120 Fighter Combat.  A significant amount of time was also spent in the marketing of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. The Company is in discussion with interested parties in China and Canada. The Company maintains a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $266,640 for the quarter ended September 30, 2010 compared to $139,578 for the corresponding period last year.  Cost of goods sold was higher due to an increase in shipment volume.  Cost of goods sold was $1,037,490 and $398,206 for the first nine months of 2010 and 2009, respectively.

Gross Profit

Gross profit was $184,662 for the quarter ended September 30, 2010, compared to $11,055 for the same quarter of 2009. Gross profit was higher due to an increase in motorcycle shipments.  Year to date gross profit was $581,364 and $95,812 for 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $268,892 for the quarter ended September 30, 2010, compared to $1,139,057 for the same quarter of 2009. The third quarter 2009 SG and A expenses include non-cash stock compensation expense of $757,500 for stock awards.  Year to date SG and A expense was $921,908 and $5,747,700 for the first nine months of 2010 and 2009, respectively.  The first nine months of 2009 SG and A expenses include non-cash stock compensation expense of $4,753,050 for stock awards.  Additional legal, audit and insurance costs associated with being a public company were slightly higher in the first nine months of 2010 SG and A expenses compared to 2009.

Results of Operations for the quarter ended and nine months ended September 30, 2010 compared to quarter ended and nine months ended September 30, 2009

	Quarter ended		Nine months ended
(in whole dollars)	September 30, 2010	(Restated) September 30, 2009	September 30, 2010	(Restated) September 30, 2009
Revenue from motorcycles & related products	$451,302	$150,633	$1,618,854	$494,018
Gross Profit	$184,662	$11,055	$581,364	$95,812
Operating Expense	$268,892	$1,139,057	$921,908	$5,747,700
Other Income (Expense)	$14,149	$9,036	$38,104	$84,027
Net Income (Loss)	$(70,081)	$(1,118,966)	$(302,440)	$(5,567,861)
Earnings (Loss) per Share	(0.01)	(0.09)	$(0.02)	$(0.49)

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

Liquidity and Capital Resources

At September 30, 2010, we had cash of $260,067. The Company does not currently generate adequate cash flow through operations to sustain the business and is dependent on raising additional capital through the sale of common stock.  In addition, in connection with the reverse merger, we completed a $2.175 million PIPE financing, the proceeds from which we used to finance the reverse merger and to cover significant negative cash flow from operations in 2009 of $1.3 million and to fund the development of a new motorcycle model – the P120 Fighter.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,469,861 as of September 30, 2010, and a net loss of $70,081, for the quarter ended September 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company is evaluating a potential loan from the City of New Orleans in the amount of $750,000 to relocate our headquarters and manufacturing facilities back to the City of New Orleans, Louisiana. No definitive agreement has been entered into as of the date of this filing.  However, CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), executed and delivered to the City of New Orleans on January 26, 2010 a Cooperative Endeavor Agreement signed for CM Design by Matthew Chambers, for a loan in the amount of $750,000 to locate the headquarters of a motorcycle company to New Orleans.  There is no binding agreement between CM Design and the Company related to this loan.  Matthew Chambers is the CEO of CM Design and Confederate. CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010 Confederate advanced a security deposit of $7,500 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained. See note 7 to our financial statements regarding the uncertainty related to these events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009. The Company’s assessment identified certain material weaknesses which are set forth in Item 9A of our Annual Report on Form 10-K.

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

CONFEDERATE MOTORS, INC.

Date: November 12, 2010	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer