Form 10-K
period 2010-12-31
Confederate Motors, Inc.
filed 2011-04-01
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52500

Confederate Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4182621
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2222 5th Avenue South, Birmingham, AL	35233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (205) 324-9888

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                         Accelerated filer                     ☐
Non-accelerated filer     ☐                                                                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $7,910,000.

The number of shares outstanding of the registrant’s common stock on March 24, 2011, was 12,954,998.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company”, “CM” and “our company” refer to Confederate Motors, Inc., a Delaware corporation.

PART I

ITEM 1.  BUSINESS

Historical Development

We are a publicly held company incorporated in the State of Delaware in May of 2005.  On February 12, 2009, we entered into an Agreement and Plan of Merger and Reorganization by which we acquired all of the outstanding stock of Confederate Motor Company, Inc., a Louisiana corporation (“CMCI”).  CMCI was thereafter merged into our company.

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

Our Motorcycle Business

We are an uncompromising motorcycle design and craft enterprise. We trace our brand history to 1991. We produce three distinct model lines, which are unique, technically and aesthetically.  Each offers value to our intended client in a different manner.  Our manufacturing operations are based in Birmingham, AL, consisting primarily of motorcycle assembly.  Vertical integration is limited, resulting in a relatively low fixed cost structure.  All motorcycles are designed and hand crafted under the direction of CEO and founder H. Matthew Chambers.

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

Motorcycle Lines in Development

           The C3 X132 Hellcat

We believe the C3 Hellcat will reinforce our body of work as true to concept fierce American avant guard minimal purity.  Conceived by the leader of our conceptual design team, Ed Jacobs, the motorcycle is at once primitive, bohemian, and yet highly technical.  First deliveries are scheduled during the 2nd half of 2011.

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

Our Business Strategy

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market.  To this end we are introducing a new clean sheet of paper third generation Confederate motorcycle architecture. It will be tougher, stronger, lighter and more efficient than our previous designs.

We will continue to develop and introduce new products to appeal to the changing needs of our target client and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-guard American design and world leading hand craftsmanship.  We believe that the aesthetics of our new third generation architecture simplified to a slightly more conventional level, will both solidify and grow our present target audience and open our Confederate brand to the more than 9.5 million people in the world with a net worth greater than $1 million.

Strengthen our Distribution Network

We believe our U.S. sales deployment strategy will create the most proximate relationship between our target client and our Confederate team.  We plan to open a small servicing center, retail environment, and design boutique in a large metropolitan market but no definitive plans have been made.  This facility will serve as a template for expansion as demand for our motorcycles increases.

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

Product Research and Development

We believe C3 Hellcat converges on Wraith-Fighter production in a synergistic holistic manner with the goal of three unique non-cannibalizing vehicle line products each appealing to our target audience in an entirely individualistic manner.  By 2013, each line will be modular.  Each line will utilize the same power train, the same CX3 holistic architecture and the same core mounting system.  Confederate design development utilizes the most current computer aided design (CAD), computer aided manufacturing (CAM) and rapid prototyping technology.  We believe we are lean and thrifty in the manner in which we execute against our design strategy.

In conclusion, we believe we will have completed research for our American motorcycle design renaissance, concluding with CX3 architecture.

Marketing Activities and Brand Development

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

For calendar year 2011, we will launch a campaign to showcase a new simplified version of the Hellcat as our unique vision of the perfected American roadster.

Media

As we enjoy widespread media attention through our product design and innovations, we do not invest substantially in paid advertising. We believe that our motorcycles are aspirational products that create a significant demand “pull”. The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”. In addition, Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes, add to the overall brand exposure.

Production

Confederate manufacturing consists of pre-assembly and final assembly of motorcycles. The Company maintains a low cost per production by sourcing components from suppliers rather than investing in vertical integration of manufacturing. Our strategic goal is to integrate a limited manufacturing operation with an evolved proximate co-conspiratorial high value-added network of suppliers.  We believe simple, thrifty, increased production efficiency will be the result of our effort.

Supplies and Suppliers

We require a wide variety of parts and components to assemble our motorcycles. We currently source our parts and components from a broad range of suppliers.

The majority of our key suppliers have worked with us for over 4 years. Our typical contract relationship is through rolling purchase orders with 90-day change, escape provisions. We contract with our vendors on a non-exclusive basis, allowing us to replace vendors at any time.

Motorcycle parts and components are available from a variety of sources.  Our policy has been to identify at least two sources of supply for each component so that we may switch promptly to the alternative supplier should the need arise.

Insurance

The nature of our retail business exposes us to a low degree of risk of liability.  Of primary concern are product and design flaws which may expose us to claims by customers or third parties for product liability, personal injury or property damage. We manage our exposure with general and product liability coverage obtained through independent insurance companies.

Seasonality

The high performance street motorcycle industry is generally not subject to the normal ebbs and flows associated with general commerce.  There is a slight increase in sales corresponding to the beginning of the riding season.

Research and Development

During the year ended December 31, 2010, we spent $167,348 on research and development related to development of new motorcycle models.  During the year ended December 31 2009, we spent $145,333 also on research and development of new motorcycle models.  We anticipate continuing these research and development activities on an ongoing basis.

Trademarks and Trade Names

We hold or have applied for several federal trade names used in our business, including “Hellcat,” “Confederate,” “Fighter,” “Bohemian,” “Speedster,” “D'Orleans,” “El Bandito,” “Rake,” “Renovatio” and “Art of Rebellion.”  We also hold a patent (U.S. Patent No. 5,857,538 issued on January 12, 1999) for the frame rigidity of our motorcycles.  We also have website URLs for “Confederate.com” and “Workandcycle.com.”

Employees

At December 31, 2010, we had a total of 11 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.  Nevertheless, we have not received any written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports.

ITEM 2.  PROPERTIES

Our principal offices are located at 2222 5th Avenue South, Birmingham, Alabama.  We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending October 31, 2013. Our Birmingham facility consists of about 8,000 square feet.  Monthly lease payments are $4,320.  We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

We have one pending legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al. The action is a complaint for declaratory judgment and breach of contract which is necessary to permanently resolve some internal strife regarding the Chairman’s appointment power and the detrimental actions of a former Director. This is an action for money damages and reclamation of outstanding shares of the corporation.  The defendant in the above referenced matter has filed a counterclaim for monetary damages.  Management believes the Company will prevail on the merits and the potential liability is remote.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and our trading symbol is “CFED.OB.”  We do not believe that a material number of our shares of common stock have traded since the approval of the quotation. The table below sets forth for the periods indicated since having received approval for quotation, the quarterly high and low bid prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended December 31, 2009	First	$1.01	$0.05
	Second	$1.01	$0.05
	Third	$1.01	$0.05
	Fourth	$1.01	$0.05

For the Fiscal Year Ended December 31, 2010	First	$1.01	$0.05
	Second	$1.01	$0.05
	Third	$1.01	$0.05
	Fourth	$1.01	$0.05

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in our common stock must first deliver a risk disclosure document which describes risks associated with penny stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make a suitability determination approving the customer for the purchase of such stock, based on their financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions to the customer in writing, as well as provide monthly account statements and obtain specific written consent of each customer.  With these restrictions and the associated paper work involved, it is likely that there will be a decrease in the willingness of broker- dealers to make a market for our common stock. This could also lead to a decrease in the ability of someone to purchase or sell our common stock and increase the cost of such transactions.

Holders

As of March 24, 2011, we had approximately 59 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed American Registrar and Transfer Company, Salt Lake City, Utah, to act as the transfer agent of our common stock.

Dividends

Since inception we have not paid any cash dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We produce premium, heavyweight (651+cc) motorcycles. CM manufactures the P120 Fighter.  A third generation Hellcat (“CX3”) is in the development stage.

Overview and Outlook

Net revenue for 2010 was $1,860,680 compared to $620,390 for 2009. The Company’s year end financial performance reflected an increase in motorcycle shipments.  Net loss was $507,395 in 2010 compared to a net loss of $6,277,862 in 2009.  Non cash stock based compensation of $4,753,050 contributed to the loss for 2009.

Cash flow from operating activities was negative $17,157 in 2010 compared to a negative cash flow of $1,284,549 in 2009.  Net cash flow from investing activities was $(3,750) and $21,100 for 2010 and 2009, respectively. Net cash flow from financing activities was $(77,801) and $1,593,521 for 2010 and 2009, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for 2010 was spent on production of the P120 Fighter.  A significant amount of time was also spent in the development of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. We also established distribution partners in China and Canada. We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $1,195,847 in 2010 compared to $533,536 in 2009. Cost of goods sold was higher due to an increase in motorcycle shipments.

Gross Profit

Gross profit was $664,833 in 2010 compared to $86,854 in 2009. Gross profit was higher due to an increase in motorcycle shipments. Gross profit percentage improved to 35.7% of revenue from 14% the prior year.  The increase in motorcycle shipments resulted in lower per unit cost for indirect labor, tooling and supplies and other indirect cost of goods sold.  We also realized improvements in production efficiency and a lower bill of materials.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $1,223,639 in 2010, compared to $6,209,081 in 2009. The 2009 SG and A expenses include non-cash stock compensation expense of $4,753,050 for stock awards.  Excluding the effect of non-cash compensation, SG and A expenses decreased 16% over the prior year primarily due to lower marketing and travel expenses in 2010.

Results of Operations for the year ended December 31, 2010 Compared to the year ended December 31, 2009

	Year Ended
	December 31, 2010	December 31, 2009
Revenue from motorcycles & related products	$1,860,680	$620,390
Gross Profit	$664,833	$86,854
Operating Expense	$1,223,639	$6,209,081
Other Income (Expense)	$51,411	$(155,635)
Net Income (Loss)	$(507,395)	$(6,277,862)
Earnings (Loss) per Share	$(0.04)	$(0.56)

Cautionary Statements

Our ability to meet the targets and expectations noted depends upon, among other factors, our ability to (i) continue to realize production efficiencies and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) continue to develop the capabilities of its distributor network; (vii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (viii) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (ix) anticipate consumer confidence in the economy; (x) retain and attract talented employees; (xi) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, increased warranty costs or litigation;

Our ability to sell our motorcycles and related products and services and to meet our financial expectations also depends on the ability of our independent distributors to sell our motorcycles and related products and services to retail customers. We depend on the capability and financial capacity of our independent distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from us.

In addition, our independent distributors may experience difficulties in operating their businesses and selling our products.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $266,327.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on our consolidated financial position or results of operations.

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

Significant amounts of our shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of our assets and expenses. For historic fiscal years when there was not an observable active, liquid market for our common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for our shares, before and after the non-cash share payment date.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Confederate Motors, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheet of Confederate Motors, Inc. (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
March 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Bartolomei Pucciarelli, LLC
Lawrenceville, NJ 8648

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Confederate Motors, Inc.

We have audited the accompanying consolidated balance sheet of Confederate Motors, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. Confederate Motors, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Confederate Motors, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of approximately $211,000 as of December 31, 2009, a net loss of approximately $6.3 million for the year ended December 31, 2009, and an accumulated deficit of approximately $9.2 million as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 8 to the 2009 financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Bartolomei Pucciarelli, LLC

Lawrenceville, NJ
May 17, 2010

 CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$266,327	$365,035
Inventory	433,006	652,834
Prepaid inventory	15,600	78,647
Due from related party	3,750	-
Total current assets	718,683	1,096,516

Property and equipment, net	27,336	58,143

Total assets	$746,019	$1,154,659

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$142,920	$102,931
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	204,669	185,251
Deferred revenue	828,419	633,813
Warranty reserve	8,600	8,600
Other accrued expenses	22,394	39,850
Registration rights liability	251,250	251,250
Current portion of notes payable	32,784	52,983
Current portion of capital leases	18,299	25,289
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,576,836	1,367,468

Notes payable, less current portion	44,064	76,378

Capital leases, less current portion	3,885	22,184

Deferred exclusive agency fee	60,000	120,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 12,954,998 shares outstanding in 2010 and 2009	12,954	12,954
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,674,816)	(9,167,421)
Total stockholders’ deficit	(938,766)	(431,371)
Total liabilities and stockholders’ deficit	$746,019	$1,154,659

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 Years ended December 31, 2010 and 2009

	2010	2009

Sales	$1,860,680	$620,390

Cost of goods sold	(1,195,847)	(533,536)

Gross profit	664,833	86,854

Selling, general and administrative expenses	1,223,639	6,209,081

Loss from operations	(558,806)	(6,122,227)

Other income (expense)
Change in fair value of derivative liability	-	76,801
Registration rights penalty	-	(251,250)
Other income	60,000	60,000
Interest, net	(8,589)	(41,186)
	51,411	(155,635)

Net loss	$(507,395)	$(6,277,862)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.56)

Weighted average number of shares outstanding - basic and diluted	12,954,998	11,298,763

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
 Years ended December 31, 2010 and 2009

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2008	7,116,000	$7,116	$2,055,884	$(2,889,559)	$(826,559)

Issuance of shares upon recapitalization	1,105,000	1,105	(1,105)		-

Issuance of shares for convertible note	200,000	200	224,800		225,000

Issuance of common stock for cash	1,449,998	1,449	2,173,551		2,175,000

Stock issuance costs			(480,000)		(480,000)

Issuance of common stock – broker warrants		-	127,050		127,050

Stock based compensation	3,084,000	3,084	4,622,916		4,626,000

Net loss				(6,277,862)	(6,277,862)

Balance at December 31, 2009	12,954,998	$12,954	$8,723,096	$(9,167,421)	$(431,371)

Net loss				(507,395)	(507,395)

Balance at December 31, 2010	12,954,998	$12,954	$8,723,096	$(9,674,816)	$(938,766)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
 Consolidated Statements of Cash Flows
 Years ended December 31, 2010 and 2009

	2010	2009
Operating activities
Net Loss	$(507,395)	$(6,277,862)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	30,807	39,295
Accretion of debt discount	-	16,347
Change in fair value of derivative liability	-	(76,801)
Stock based compensation	-	4,753,050
Change in operating assets and liabilities
Inventory	219,828	(254,551)
Prepaid inventory	63,047	(78,647)
Accounts payable	39,989	(53,464)
Accrued interest payable	-	7,501
Accrued payroll tax liability	19,418	85,709
Registration rights liability	-	251,250
Other accrued expenses	(17,456)	7,994
Deferred revenue	194,606	355,630)
Deferred exclusive agency fee	(60,000)	(60,000)
Warranty reserve	-	-
Net cash used by operating activities	(17,157)	(1,284,549)

Investing activities
Due from related party	(3,750)	21,100
Net cash used by investing activities	(3,750)	21,100

Financing activities
Repayment of notes payable	(52,512)	(78,838)
Repayment of capital leases	(25,289)	(22,641)
Proceeds from issuance of stock, net of stock issuance costs	-	1,695,000
Net cash provided by financing activities	(77,801)	1,593,521

Net increase (decrease) in cash and cash equivalents	(98,708)	330,072

Cash and cash equivalents at the beginning of year	365,035	34,963

Cash and cash equivalents at end of year	$266,327	$365,035

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Conversion of preferred stock to common stock	-	2,080
Issuance of shares upon recapitalization	-	1,105
Conversion of convertible note to common stock	-	225,000
Cash paid during the year for:
Interest expense	$8,589	$17,337
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles of superior design, structure, performance and quality. The Company currently offers one model: the P120 Fighter. The F131 Hellcat and B120 Wraith were discontinued in 2010. The Brand was founded in 1991. The Company has been operational since 2003 and was formerly located in New Orleans, Louisiana. The Company is headquartered in Birmingham, Alabama.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company’s financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements includes Confederate Motors, Inc., and its wholly owned subsidiary, Confederate Acquisitions Corp. (collectively, the “Company”). All intercompany accounts have been eliminated in consolidation.

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

See Note 7 for a full discussion of commitments, contingencies and other uncertainties.

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

	12/31/2010	12/31/2009
Parts	$174,735	$205,803
Work in process	47,831	-
Motorcycle finished goods	168,649	447,031
Apparel Inventory	41,791	-
Total Inventory	$433,006	$652,834

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $828,419 at December 31, 2010 and $633,813 at December 31, 2009.

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

The Company had the following potential common stock equivalents at December 31, 2010:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected a net loss in 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising is expensed as incurred.  For 2010 and 2009, advertising expense was $93,185 and $151,799, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $167,348 and $145,333 for the years ended 2010 and 2009, respectively.

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

There are no fair value measurements as of December 31, 2010 and December 31, 2009.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2010	2009
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	179,980	149,173
	$27,336	$58,143

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2010	2009
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
December 31, 2010 and 2009, respectively), principal
and interest payable monthly, unsecured	$59,065	$77,121

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	13,202	20,727

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	4,581	31,513
	76,848	129,361
Less current portion	32,784	52,983
	$44,064	$76,378

Principal Maturities of Notes Payable
2011	$32,784
2012	25,854
2013	18,210

$76,848

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment acquired under capital leases totaled $108,807 and $93,067, respectively at December 31, 2010.

At December 31, 2010, future minimum payments due under the capital lease agreements are as follows:

2011	$19,449
2012	3,971
Future minimum lease payments	23,420
Less amount representing interest	1,236
Present value of minimum lease payments	22,184
Less current portion	18,299
Long-term capital leases	$3,885

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse Recapitalization
On February 12, 2009, Confederate Motor Company, Inc. (“Confederate”) entered into an Agreement and Plan of Merger and Reorganization with Confederate Motors, Inc., formerly, French Peak Resources, Inc. (“French Peak”). French Peak offered to issue 7,116,000 of its common shares in exchange for the common shares outstanding of Confederate and a cash payment of $350,000 for the purchase of French Peak.

100% of Confederate common shareholders elected to exchange their Confederate shares for shares of French Peak.  French Peak issued 7,116,000 shares to acquire 7,116,000 of the outstanding shares of Confederate. As a result of the exchange, Confederate held a 86.56% controlling interest in the combined entity, after the exchange. French Peak had 1,105,000 shares of common stock outstanding at the time of the merger.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2010	105,000	$1.50
Exercisable – December 31, 2010	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	3 years	$1.50	105,000	$1.50

At December 31, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $12,500 and $12,000 for the years ended December 31, 2010 and 2009, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has employment agreements with the CEO and Designer.

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

The Company has one pending legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al. The action is a complaint for declaratory judgment and breach of contract which is necessary to permanently resolve some internal strife regarding the Chairman’s appointment power and the detrimental actions of a former Director. This is an action for money damages and reclamation of outstanding shares of the corporation.  The Defendant in the above referenced matter has filed a counterclaim for monetary damages.  Management believes the Company will prevail on the merits and the potential liability is remote.

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

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company has submitted the 2009 amended W3, W2 and 941 filings to the Internal Revenue Service and plans to resolve the liability with the IRS in the near term.

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.  From November 1, 2010 through January 31, 2011 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $52,029 and $46,010 for the years ended December 31, 2010 and 2009, respectively.

CM Design has entered into a sublease agreement to rent a facility in New Orleans and in the first quarter of 2010, Confederate advanced a security deposit of $3,750 to secure the space. It is the intention of Confederate to acquire CM Design and assume the loan and lease if Board approval is obtained.

Liquidity

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the motorcycles operations will continue to be primarily funded through cash flows generated by operations.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At December 31, 2010 the Company had monies in bank accounts in excess of federally insured limits. The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. As of December 31, 2010, the Company’s uninsured cash and cash equivalents balances totaled $18,112.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The valuation allowance at December 31, 2010 was approximately $2,471,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of approximately $188,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

The Company has a net operating loss carryforward for tax purposes totaling approximately $4,370,000 at December 31, 2010, expiring through 2030. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2010	2009
Non-current deferred tax assets:
Net operating loss carryforward	$(1,673,000)	$(1,482,000)
Accrued salary	-	(3,000)
Stock based compensation	(798,000)	(798,000)
Valuation allowance	2,471,000	2,283,000
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2010 and the year ended December 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 6.5% for State income taxes, a blended rate of 38.29%) as follows:

	Year Ended December 31,
	2010	2009
Computed "expected" tax expense (benefit) - Federal – net of State benefit	$(161,000)	$(1,996,000)
Computed "expected" tax expense (benefit) - State -	(33,000)	(408,000)
Penalties and fines	-	2,000
Stock/stock options/warrants issued for services	-	1,820,000
Registration rights penalty		96,000
Change in fair value of derivative liability - embedded conversion option	-	(29,000)
Meals and Entertainment and other	6,000	5,000
Amortization of debt discount	-	6,000
Change in valuation allowance	188,000	504,000
Actual tax expense (benefit)	$-	$-

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company has submitted the 2009 amended W3, W2 and 941 filings to the Internal Revenue Service and plans to resolve the liability with the IRS in the near term.

NOTE 14 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations of $76,848 in notes payable and $22,184 in lease payments which results in negligible debt service payments and increases the likelihood to add borrowings as necessary.

The Company has a healthy backlog of orders, as of the date of this report the Company had 50 orders which represents 9-12 months of production backlog.  The Company projects an additional 50 orders with the unveiling of the C3 Hellcat pre-production prototype in the second quarter of 2011.

Cash flow from operations improved significantly in 2010 compared to 2009. The Company projects positive cash flow in 2011 with expected increases in motorcycle shipments for sales that have already been booked.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this document and determined that there are no other items to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2010, Bartolomei Pucciarelli CPAs & Advisors (“BP”) notified us that they do not intend to stand for re-appointment.  BP’s reports on our financial statements for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern.

In connection with the audit and review of our financial statements through March 31, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with BP’s opinion to the subject matter of the disagreement.

During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, we did not experience any reportable events, except that BP identified the following material weakness of our internal controls, which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K:

•	Inadequate design of monitoring controls used to assess the design and operating effectiveness of internal control over time
•
Inadequate design of controls over recording accruals, timely identification and disclosure of contingencies and contingent liabilities, timely identification and disclosure of related parties, proper recording and identification of compensation items and the resultant payroll tax liabilities, timely recording of merchant account activity and proper identification of financial statement disclosures

•	Inadequate design of controls over non-routine or complex accounting transactions
•	Inadequate design of controls over inventory costing
•	Inadequate corporate governance policies
•	Inadequate segregation of duties

The material internal control weaknesses resulted in significant restatements of our financials for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  On May 21, 2010, we filed a Current Report on Form 8-k for the non-reliance on our previously filed financial statements.

Our board of directors discussed the reportable events with BP and we authorized BP to report fully to inquires of our successor accountant concerning the reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.

BP provided us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to the current report on Form 8-K filed on June 4, 2010.

On July 6, 2010, the Board appointed Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) as our new independent registered public accounting firm. The decision to engage CVWB was approved by our Board of Directors on June 8, 2010.  Prior to June 8, 2010, we did not consult with CVWB regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between us and our predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, H. Matthew Chambers, and our principal financial officer, Joseph P. Mitchell, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2010, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2010, we have concluded that our internal control over financial reporting was not effective as of December 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

Entity Level Controls

We have insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We currently have insufficient resources which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

Functional Controls and Segregation of Duties

We have an inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management intends to reassess this matter during the current fiscal year to determine whether improvement in segregation of duties is feasible.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for our business operations.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	Adding personnel with the depth of knowledge and time commitment to provide a greater level of review for corporate activities;

(2)	Continuing to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(3)	Soliciting independent directors to enhance corporate governance and Board composition.

We intend to consider the results of our remediation efforts and related testing as part of our assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2010, the following information was required to be disclosed in a report on Form 8-K but was not reported:

Date of Event	Item No.	Description of Event
11/9/10	5.03	New bylaws were adopted by the Board of Directors

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers; Term of Office

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION	CLASS OF DIRECTOR	DIRECTOR SINCE
H. Matthew Chambers	57	Chairman, President and Chief Executive Officer	III	2009
Paolo Chiaia	52	Director	II	2010
G. Chance Turner	39	Director	II	2010
Joseph P. Mitchell	42	Executive Vice President and Chief Financial Officer	--	--

Our certificate of incorporation provides that our directors are divided into three classes, Class I, Class II and Class III, with each class to have as equal a number of members as reasonably possible. The initial term of office of the Class I, Class II directors was to expire at the annual meeting of stockholders in 2009 and 2010, respectively, and the term of office of the Class III directors is to expire at the annual meeting of stockholders in 2013.  Beginning in 2009, at each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are to be elected for a one-year term.  If the number of directors is changed, any increase or decrease will be apportioned among the classes by the Board of Directors so as to maintain the number of directors in each class as nearly equal as is reasonably possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class will hold office for a term that will coincide with the remaining term of that class.  In no case will a decrease in the number of directors shorten the term of any incumbent director, even though such decrease may result in an inequality of the classes until the expiration of such term.  A director will hold office until the annual meeting of stockholders in the year in which his or her term expires and until his or her successor is elected and qualified subject, however, to prior death, resignation, retirement or removal from office.

H. Matthew Chambers has served as President and CEO of our operating subsidiary, Confederate Motor Company, Inc., since its inception in 1991, and as our President and CEO since February 12, 2009.  From 1978 until 1991 he was engaged in the practice of law in the areas of real estate and personal injury.  Mr. Chambers won the largest verdict of his career in a police brutality case. The verdict represented the largest ever granted in the state of Louisiana against a sheriff’s parish agency.  He received his bachelor of arts in business administration from Louisiana State University in 1975, and his juris doctorate degree from LSU in 1978.  He devotes all of his business time to our company.

Mr. G. Chance Turner has served as our general counsel since 2007.  He has been self-employed as an attorney since January 2002, with a focus on criminal defense and business law.  Mr. Turner spent his free time during law school volunteering for the Tuscaloosa, Alabama Public Defender’s Office where he learned to litigate.  He currently serves on the Board of Directors of Reynolds Oil Company located in Lawrenceville, GA.  He is an active member of the Alumni Association for the University of Alabama and The Altamont School. Mr. Turner received his bachelors degree in English from the University of Alabama in 1997 and a Juris Doctor from the University of Alabama, School of Law in 2001.  He devotes approximately 50% of his business time to our company.

Paolo Chiaia served as a member of our Board of Directors from February 12, 2009, until August 2009 and became a member again in 2010.  Since 2004 he has been a member of the board of directors of Finanzattiva Sim (securities broker), BPUPRAMERICA SGR (Asset Management Company joint venture between BPU with Prudential), IWBank (major player in online trading), and Centrobanca (in charge for Investment Banking activities).

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

Joseph P. Mitchell has served as Chief Financial Officer and our Executive Vice-President and CFO since February 12, 2009.  From 2006 until 2009 he served as CFO for Confederate Motor Company, Inc.  From 2004 until 2006 he was employed by HealthSouth Corporation, a provider of rehabilitative health care, ambulatory surgery, and diagnostic imaging services in the U.S.  During his time at HealthSouth, he held various senior management positions, including Director of Business Development, Audit Director and Assistant Controller, and was instrumental in the company being re-listed on the NYSE.  From 2000 until 2004 Mr. Mitchell served as Corporate Governance Manager and Financial Reporting Manager for Dell Financial Services, a joint venture between Dell Inc., a leading online computer systems company, and CIT Group Inc., a leading commercial and consumer finance company.  During his employment with Dell, he led a team in implementing financial and internal controls for SEC compliance.  Mr. Mitchell received his bachelor’s degree in accounting from the University of Alabama in 1991.  He received an MBA from the University of Alabama Birmingham in 1996.  He is a licensed CPA in the State of Alabama.  He devotes all of his business time to our company.

Director Qualifications

We believe that our directors have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They have broad experience at the policy-making level in business or banking.  They are committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.  Their service on other boards of public companies is limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us.  Each director must represent the interests of all stockholders.  When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

The board appointed Mr. Turner as a director to provide legal oversight for the company, Mr. Chiaia to provide insight into the Italian market and furnish financial oversight, and Mr. Chambers because of his 20+ years of experience in the motorcycle industry.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

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

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has three (3) directors, but does not have any standing committees.  Our certificate of incorporation requires that we have a minimum of five directors and we currently have two vacancies which we intend to fill in 2011.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Indemnification of Directors and Officers

The Tenth Article of our certificate of incorporation generally eliminates the personal liability of our directors for monetary damages for breaches of fiduciary duty as a director, except for liability for any breach of their duty of loyalty to us or our stockholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for unlawful payments of dividends or unlawful stock repurchases or redemptions and for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation also requires us to indemnify our directors, and allows us to indemnify our officers, employees and agents, to the fullest extent permitted by the Delaware General Corporation Law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the above statutory provisions or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Committees and Nominating Process

We have no standing audit or compensation committees.  We also do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.

Code of Ethics

In 2009 we adopted a Code of Ethics which applies to our CEO, CFO and members of our finance department.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table identifies each person who, at any time during the fiscal year ended December 31, 2010, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
G. Chance Turner	1	1	0
Paolo Chiaia	1	1	1
RSC Affiliated Businesses, LLC	1	1	1
Nazir Mohammed Parker	2	2	2

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards1	All Other Compensation2	Total
H. Matthew Chambers, CEO	2010	$112,5003	-0-	$32,477	$144,977
	2009	$118,066	$1,650,000	$43,588	$1,811,654
Joseph P. Mitchell, CFO	2010	$108,500	-0-	-0-	$108,500
	2009	$130,508	$202,500	-0-	$333,008
___________________
1 Stock awards were issued to key officers and employees for their participation in the planned reverse recapitalization.  Mr. Chambers was awarded 1,100,000 common shares with an underlying valuation of $1.50 per share at the time of the reverse merger date of February 12, 2009.  Mr. Mitchell was awarded 135,000 common shares with an underlying valuation of $1.50 per share on the same date.
2 The amount shown in this column is Company paid rent for the corporate apartment in Birmingham and other perquisites paid to Mr. Chambers.
3 Mr. Chambers did not receive his full salary and guaranteed bonus per his employment agreement for 2010.  He has waived payment of the underpaid amount except under the condition of involuntary termination without cause.

Employment Agreements

We have an employment agreement with Mr. Chambers effective October 30, 2008, and an employment agreement with Mr. Mitchell effective January 30, 2009.  The term of the employment agreement with Mr. Chambers is for three years and for Mr. Mitchell was five years.  Mr. Mitchell voluntarily terminated his employment agreement on October 1, 2010, although he will continue to serve as our CFO with an annual salary of $114,000.

Mr. Chambers’ employment agreement provides for an annual base salary of $180,000, plus a guaranteed 25% bonus.  The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. The employment agreement also makes Mr. Chambers eligible for annual bonuses determined by our board of directors (or compensation committee, if any).  The employment agreement also provides that he is eligible to participate in our equity incentive plans and other employee benefit programs.

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

Mr. Chambers’ employment agreement provides for payments and benefits upon termination of employment in addition to those previously accrued.  If the executive is terminated due to death or disability, the executive will receive (in addition to items previously accrued):

•
instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to the average annual bonus in recent years (calculated as described below), prorated to reflect the part of the year completed before termination; and

•	in case of disability, continued health, medical and life insurance coverage until age 65.

•
If we terminate the executive’s employment without cause, including after a change in control, or if the executive terminates employment for good reason, the executive will receive (in addition to items previously accrued):

•
a lump sum cash payment equal to (1) the sum of his then-current annual base salary, plus his then-current guaranteed cash bonus, plus the average annual bonus in recent years (calculated as described below), multiplied by 3;

•
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

•	continued health, medical and life insurance coverage for one year.

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

Equity Awards

As of December 31, 2010, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Chambers or Mr. Mitchell.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	All Other Compensation	Total
G. Chance Turner	$51,014	$51,014
Paolo Chiaia	-0-	-0-

Mr. Turner provides legal services to the company on an hourly basis.  The compensation paid to him in 2010 was solely for legal fees billed to and paid to him by the company.

We have adopted a policy not to compensate our directors for attending meetings of the Board of Directors or meetings of a committee of the board of directors.  All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 24, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership4	Percent of Class5
H. Matthew Chambers 2222 5th Ave. South Birmingham, AL 35233	2,633,220	20.3%

Joseph P. Mitchell 2222 5th Ave. South Birmingham, AL 35233	316,985	2.5%

G. Chance Turner 2222 5th Ave. South Birmingham, AL 35233	-0-	-0-

Paolo Chiaia 2222 5th Ave. South Birmingham, AL 35233	207,262	1.6%

_____________
1 This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.
2 At March 24, 2011, we had 12,954,998 shares outstanding.
3 Consists of shares owned by RSC Affiliated Businesses, LLC, a company controlled by Mr. Chambers and for which he has the power to vote and invest the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership4	Percent of Class5

Executive Officers andDirectors as a Group (4 Persons)	3,157,467	24.4%

Barclays Capital Inc.7 70 Hudson St. Jersey City, NJ 07302	679,899	5.3%

Nazir Mohammed Parker8 Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826	19.1%

RSC Affiliated Businesses, LLC9 2222 5th Ave. South Birmingham, AL 35233	2,633,220	20.3%

Francois-Xavier Terny10 420 East 64th St. Apt W-4D New York, NY 10065	805,000	6.2%
_______
4 The number of shares designated in this table as beneficially owned by this shareholder is based solely upon the stockholder records of the company.  We have no information as to the individual or individuals who hold voting or investment power over these shares.
5 Includes 1,239,913 shares held by Oldenway I and 1,239,913 shares held by Oldenway II.  Mr. Parker has the voting and investment power over all of these shares.
6 This entity shares beneficial ownership of these shares with H. Matthew Chambers and the shares are included with the shares beneficially owned by him above in this table.
7 The number of shares designated in this table as beneficially owned by this shareholder is based solely upon the stockholder records of the company.  We have no information as to any other party or parties who hold voting or investment power over these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2010, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-0-	N/A	305,000(1)
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total			305,000

(1)
We have a 2008 Incentive Plan which permits us to grant option and share awards.  The plan has 1,105,000 shares authorized for grants, of which we issued 800,000 shares during 2009.  No options have been granted under the Plan.  At December 31, 2010, there were 305,000 shares remaining authorized under the plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the Agreement and Plan of Merger dated February 12, 2009, we issued 8,895,000 shares of our common stock to the shareholders of Confederate Motor Company, Inc., including 2,633,220 shares to RSC Affiliated Businesses, LLC, an entity controlled by H. Matthew Chambers, 316,985 shares to Joseph Mitchell, and 207,262 shares to Paolo Chiaia.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that states that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Turner and Mr. Chiaia are independent directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 by our independent registered public accounting firm were as follows:

Fiscal Year                     Amount
2010                                $24,000
2009                                $67,930

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were not billed any such fees.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none. We were not billed any such fees.

Audit Committee

Our Board of Directors, which constitutes our audit committee, has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements Index

Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows, for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Restated Certificate of Incorporation	8-K	000-52500	3.1	2/12/09	X
3.2	Articles of Merger filed March 13, 2009					X
3.3	Bylaws					X
4.1 & 10.1	2008 Stock Incentive Plan *	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers *	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with Joseph Mitchell *	8-K	000-52500	10.3	2/12/09
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from Bartolomei Pucciarelli, CPAs & Advisors dated July 13 , 2010	8-K	000-52500	16.1	7/13/10
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: March 31, 2011	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Matthew Chambers	Director & Chief Executive Officer (Principal Executive Officer)	March 31, 2011
H. Matthew Chambers

/s/ Joseph P. Mitchell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Joseph P. Mitchell

/s/ G. Chance Turner	Director	March 31, 2011
G. Chance Turner

Director
Paolo Chiaia