Form 10-Q
period 2011-03-31
Confederate Motors, Inc.
filed 2011-05-12
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CONFEDERATE MOTORS, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-52500	26-4182621
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2011: 12,954,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$118,529	$266,327
Inventory	354,177	433,006
Prepaid inventory	15,600	15,600
Due from related party	3,750	3,750
Total current assets	492,056	718,683

Property and equipment, net	21,194	27,336

Total assets	$513,250	$746,019

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$145,497	$142,920
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	204,669	204,669
Deferred revenue	612,183	828,419
Warranty reserve	8,600	8,600
Other accrued expenses	20,673	22,394
Registration rights liability	251,250	251,250
Current portion of notes payable	28,191	32,784
Current portion of capital leases	13,838	18,299
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,352,402	1,576,836

Notes payable, less current portion	37,154	44,064

Capital leases, less current portion	1,571	3,885

Deferred exclusive agency fee	45,000	60,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 12,954,998 shares outstanding in 2011 and 2010	12,954	12,954
Preferred Stock, $0.001 par value 20,000,000 share authorized; -0- shares outstanding in 2011 and 2010	-	-
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,658,927)	(9,674,816)
Total stockholders’ deficit	(922,877)	(938,766)
Total liabilities and stockholders’ deficit	$512,250	$746,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended
	March 31,	March 30,
	2011	2010

Sales	$682,544	$696,312

Cost of goods sold	(381,840)	(472,019)

Gross profit	300,704	224,293

Selling, general and administrative expenses	298,327	356,688

Income (loss) from operations	2,377	(132,395)

Other income (expense)
Other income	15,000	15,000
Interest Expense	(1,489)	(3,132)
	13,511	11,868

Net income (loss) before income taxes	$15,888	$(120,527)

Income Taxes	-	-
Net income (loss)	$15,888	$(120,527)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding – basic and diluted	12,954,998	12,954,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended

	March 31,	March 31,
	2011	2010
Operating activities
Net income (loss)	$15,888	$(120,527)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation	6,143	8,904
Change in operating assets and liabilities
Inventory	78,828	93,665
Prepaid inventory	-	46,447
Accounts payable	2,579	57,035
Accrued payroll tax liability	-	27,169
Other accrued expenses	(1,722)	(12,847)
Deferred revenue	(216,236)	(123,754)
Deferred exclusive agency fee	(15,000)	(15,000)
Net cash used by operating activities	(129,520)	(38,908)

Investing activities
Due from related party	-	(7,500)
Net cash used by investing activities	-	(7,500)

Financing activities
Repayment of notes payable	(11,503)	(12,874)
Repayment of capital leases	(6,775)	(6,061)
Proceeds from issuance of stock, net of stock issuance costs	-	-
Net cash provided (used) by financing activities	(18,278)	(18,935)

Net increase (decrease) in cash and cash equivalents	(147,798)	(65,343)

Cash and cash equivalents at the beginning of period	266,327	365,035

Cash and cash equivalents at end of period	$118,529	$299,692

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,489	$3,132
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

Principles of Consolidation

The consolidated financial statements include Confederate Motors, Inc., and its wholly owned subsidiary, Confederate Acquisitions Corp. (collectively, the “Company”).  All intercompany accounts have been eliminated in consolidation.

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

	3/31/2011	12/31/2010
Parts	$225,144	$174,735
Work in process	65,399	47,831
Motorcycle finished goods	34,400	168,649
Apparel inventory	29,234	41,791
Total Inventory	$354,177	$433,006

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $612,183 at March 31, 2011 and $828,419 at December 31, 2010.

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

The Company had the following potential common stock equivalents at March 31, 2011:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected minimal net income in the first quarter, the effect of considering any common stock equivalents, if outstanding, would have negligible. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2011 and December 31, 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter periods ended March 31, 2011 and 2010, advertising expense was $11,509 and $48,366, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $33,272 and $23,544 for the quarter periods ended March 31, 2011 and 2010, respectively.

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

There are no fair value measurements as of March 31, 2011 and December 31, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2011	2010
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(186,122)	(179,980)
	$21,194	$27,336

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31,	December 31,
	2011	2010
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
March 31, 2011 and December 31, 2010, respectively), principal
and interest payable monthly, unsecured	$54,119	$59,065

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	11,226	13,202

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	-	4,581
	65,345	76,848
Less current portion	28,191	32,784
	$37,154	$44,064

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,804 and $97,379 respectively at March 31, 2011.

At March 31, 2011, future minimum payments due under the capital lease agreements are as follows:

April 1 through December 31, 2011	$12,151
2012	3,971
Future minimum lease payments	16,122
Less amount representing interest	713
Present value of minimum lease payments	15,409
Less current portion	13,838
Long-term capital leases	$1,571

NOTE 5 – STOCKHOLDERS’ EQUITY

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2010	105,000	$1.50
Exercisable – December 31, 2010	105,000	$1.50
Granted	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2011	105,000	$1.50
Exercisable – March 31, 2011	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	2.75 years	$1.50	105,000	$1.50

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trademark filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended March 31, 2010 and 2009, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has employment agreements with the CEO and Designer.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

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

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with 180 days’ prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.  From November 1, 2010 through January 31, 2011 the rent is half the normal base rental.

Rent expense paid under the operating lease obligation totaled $11,998 and $13,783 for the quarters ended March 31, 2011 and 2010, respectively.

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

NOTE 10 – DEFERRED EXCLUSIVE AGENCY FEE

A distribution agreement, starting on January 1, 2008, was signed in 2007 with a group based in Dubai to distribute Confederate branded motorcycles in the Middle East region.  During 2008, a $300,000 fee was received for the exclusive selling rights within the Middle East region.  The contract is for 5 years ending on December 31, 2012.  The fee is being amortized to other income over the life of the agreement.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At March 31, 2011 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – ACCRUED PAYROLL TAX LIABILITIES

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

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations of $65,345 in notes payable and $15,409 in lease payments which results in negligible debt service payments and increases the likelihood to add borrowings as necessary.

The Company has a healthy backlog of orders, as of the date of this report the Company had 52 orders which represents 9-12 months of production backlog.  The Company projects an additional 50 orders with the unveiling of the C3 Hellcat pre-production prototype in the second quarter of 2011.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this document and determined that there are no other items to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

•	actual or anticipated fluctuations in our quarterly and annual operating results;
•	actual or anticipated product constraints;
•	decreased demand for our products resulting from changes in consumer preferences;
•	product and services announcements by us or our competitors;
•	loss of any of our key executives;
•	regulatory announcements, proceedings or changes;
•	announcements in the motorcycle community;
•	competitive product developments;
•	intellectual property and legal developments;
•	mergers or strategic alliances in the motorcycle industry;
•	any business combination we may propose or complete;
•	any financing transactions we may propose or complete; or
•	broader industry and market trends unrelated to its performance.

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

Overview and Outlook

Net revenue for the quarterly period ended March 31, 2011 was $682,544 compared to $696,312 for the quarterly period ended March 31, 2010. The Company’s quarterly financial performance reflected a slight decrease in shipments of Confederate motorcycles.  Net income for the quarter ended March 31, 2011 was $15,888 compared to a net loss of $120,527 for the quarter ended March 31, 2010.

Cash flow from operating activities was negative $129,520 in the quarterly period ended March 31, 2011 compared to a negative cash flow of $38,908 for the quarterly period ended March 31, 2010.  Net cash flow from investing activities was $0 and $(7,500) for the first quarter of 2011 and 2010, respectively.  Net cash flow from financing activities was $(18,278) and $(18,935) for the first quarter of 2011 and 2010, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for first quarter 2011 was spent on production of the P120 Fighter.  A significant amount of time was also spent in the development of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $381,840 for the quarterly period ended March 31, 2011 compared to $472,019 for the quarterly period ended March 31, 2010.  Cost of goods sold was lower due to a slight decrease in motorcycle shipments.

Gross Profit

Gross profit was $300,704 for the quarterly period ended March 31, 2011, compared to $224,293 for the quarterly period ended March 31, 2010. Gross profit was higher due to an improvement in favorable pricing from third party suppliers for select parts and components.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $298,327 for the quarterly period ended March 31, 2011, compared to $356,688 for the quarterly period ended March 31, 2010.  The SG and A expenses decreased 16.4% over the prior quarter primarily due to lower marketing and accounting expenses.

Results of Operations for the quarter ended March 31, 2011 compared to quarter ended March 31, 2010

	Quarter ended
(in whole dollars)	March 31, 2011	March 31, 2010
Revenue from motorcycles & related products	$682,544	$696,312
Gross Profit	$300,704	$224,293
Operating Expense	$298,327	$356,688
Other Income (Expense)	$13,511	$11,868
Net Income (Loss)	$15,888	$(120,527)
Earnings (Loss) per Share	$0.00	$(0.01)

Plan of Operation

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market.  To this end we are introducing a new clean sheet of paper third generation Confederate motorcycle architecture. It will be tougher, stronger, lighter and more efficient than our previous designs.

We will continue to develop and introduce new products to appeal to the changing needs of our target client and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-guard American design and world leading hand craftsmanship.  We believe that the aesthetics of our new third generation architecture simplified to a slightly more conventional level will both solidify and grow our present target audience and open our Confederate brand to the more than 9.5 million people in the world with a net worth greater than $1 million.

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

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 50,000 per month in 2011.  These statistics show a marked increase in traffic and point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories sales.

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

Liquidity and Capital Resources

At March 31, 2011, we had cash of $118,529.

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

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2011.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

             31.1                      Rule 13a-14 Certification by Principal Executive Officer

             31.2                      Rule 13a-14 Certification by Chief Financial Officer

             32.1                      Section 1350 Certification of Principal Executive Officer

             32.2                      Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: May 10, 2011	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer