Form 10-K/A
period 2010-12-31
Confederate Motors, Inc.
filed 2011-07-15
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52500

Confederate Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4182621
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2222 5th Avenue South, Birmingham, AL	35233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (205) 324-9888

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to revise Item 1, BUSINESS, to clarify the products we currently produce and sell and to revise certain definitions and to removing industry jargon.

In addition, we have amended Item 1B, UNRESOLVED STAFF COMMENTS, to clarify that we received comments from the Commission to our report on Form 8-K filed with the Commission on May 21, 2010.

Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, has been amended to expand the discussion of liquidity and capital resources to disclose our estimated capital expenditures for the next 12 months and our expected source of funds.  We have also added language in this section to address describe our current and future debt obligations.

Note 14 of our financial statements has been revised to disclose that the Company is not currently engaged in any discussions that could result in additional borrowings.

Item  12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, has been amended to remove references to footnotes 8, 9, and 10.

Exhibits 31.1 and 31.2 have been amended to remove the reference to “transition” in relation to this annual report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2010, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on April 1, 2011.

TABLE OF CONTENTS

Forward Looking Statements

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Confederate Motors, Inc., a Delaware corporation.

PART I

ITEM 1.  BUSINESS

Historical Development

We are a publicly held company incorporated in the State of Delaware in May of 2005.  On February 12, 2009, we entered into an Agreement and Plan of Merger and Reorganization by which we acquired all of the outstanding stock of Confederate Motor Company, Inc., a Louisiana corporation (“CMCI”).  CMCI was thereafter merged into our company.

Industry Overview

The premium heavyweight (651+cc) street motorcycle industry is a niche market targeting high net worth individuals.  In the past, the motorcycle industry has been subject to significant changes in demand due to changing social and economic conditions affecting discretionary consumer income, such as employment levels, business conditions, taxation rates, fuel costs, interest rates and other factors. The factors underlying such changes in demand are beyond our control, and demand for our products may be adversely affected by a sustained economic downturn, which could have a further negative impact on our business, prospects, results of operations or financial condition.

Our Motorcycle Business

We are engaged in the design and assembly of premium, heavyweight motorcycles geared for high net worth customers.. We currently produce a single model line, known as the P120 Fighter and have designed a new C3 Hellcat line for production in the near future.   Our design and assembly operations are based in Birmingham, Alabama.  Rather than making capital investments in manufacturing equipment, the Company’s operations are limited to assembly of the motorcycles from outsourced parts resulting in a relatively low fixed cost structure.  All motorcycles are designed and assembled under the direction of our CEO and founder, H. Matthew Chambers.

It is the foundational philosophy of the Confederate brand that our motorcycle lines reflect the heritage of the American hot rod motorcycle tradition.  Our original Hellcat line was inspired by the post WWII fighter pilot who, upon return from service in the military, promptly bought an American V-Twin motorcycle, stripped it to its barest essentials and souped up the motor to the farthest extent possible without compromising reliability.  This formula, along with Bauhaus influenced minimalist avant-guard approach has consistently been applied to our motorcycle lines.

Our P120 Fighter Motorcycle Line

We currently produce a single line of motorcycle, namely the P120 Fighter has been in production and marketed since January 2010.  This line was launched as a limited series of 50 bikes and we are nearing the end of production of the first 50 units.  We continue to take orders for this line, but we do not anticipate significant orders after we launch our new line.  The P120 Fighter was the featured item in the Neiman-Marcus Christmas fantasy gift catalogue. It features a thin wall 5-inch outer diameter aluminum chassis, our triple load path modular architecture, and a large diameter mating surface architecture.

Our C3 Hellcat Motorcycle Line in Development

We have developed a third generation of our Hellcat line known as the C3 Hellcat.  This design incorporates absolute chassis and power train rigidity along with complete resistance to core fatigue.  For this model we have developed a new unitized power train casing, which is precision carved from a 400 pound block of 6061 aircraft grade aluminum which management believes provides superior structural integrity at low weight.  The new casing encapsulates a big-boned, large diameter chassis/power train mounting system based on experience gained from twenty years of Hellcat design.

A strategic alliance between S&S Cycle and Confederate has yielded a new motor providing maximum off-idle broadband torque delivery.  In order to increase low RPM torque, we have fused our patented power train system to the new motor.  This system is designed to maintain specific crankshaft to output shaft alignment, irrespective of the suddenness or the volume of torque application.

Motorcycle Related Products

In addition to our motorcycles, we offer a select variety of wearing apparel and other related accessories displaying the Confederate name.  These products are marketed through our online website.

Our Business Strategy

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we are introducing the C3 Hellcat, which management believes it tougher, stronger, lighter and more efficient than our previous designs.

We intend to develop and introduce new products to appeal to the changing needs of our target clients and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-guard American design and quality hand craftsmanship.  We believe that the aesthetics of our new third generation architecture simplified to a slightly more conventional level will both solidify and grow our present target audience and open our Confederate brand to high net worth individuals.

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

Develop our Internet Business

As our current and only web presence, www.confederate.com encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 50,000 per month in 2010.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories sales.

We anticipate that www.confederate.com will be a more streamlined and informative site where the motorcycle consumer will be able to review specs, details, and product photos.  This site will be intended to serve as a “nuts and bolts” information source on Confederate motorcycles.

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

For calendar year 2011, we intend to launch a campaign to showcase a new simplified version of the Hellcat as our unique vision of the perfected American roadster.

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes, add to the overall brand exposure.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of certain components and parts, assembly of motorcycle components and conducting quality control of finished motorcycles.  Certain motorcycle components specific to our bikes are outsourced for production to our specifications to various vendors, including engines, machined frame components, transmission gears, belt drives, fenders, and seats.  Other key components are purchased off-the-shelf from various independent suppliers mostly located in the United States, including brake and suspension systems, drive belts, ignition starters, wheels, tires, lights and batteries.  Components manufactured by us in-house include electrical harnesses and wiring and welded motorcycle frames, fuel tanks and exhaust.

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection.

Competition

The market for premium heavyweight motorcycles is highly competitive.  Our principal competitors are custom motorcycle manufacturers, and, to a more limited extent, Harley-Davidson of the United States and three European manufacturers (Ducati, Triumph and BMW).  Additional competitors, including Big Dog and Big Bear Choppers, also produce custom motorcycles that compete with ours.  Most of our competitors have substantially greater financial resources, are more diversified and have significantly higher sales volumes (allowing for greater economies of scale) and market share than us.

Insurance

The nature of our retail business exposes us to a low degree of risk of liability.  Of primary concerns are product and design flaws which may expose us to claims by customers or third parties for product liability, personal injury or property damage. We manage our exposure with general and product liability coverage obtained through independent insurance companies.

Seasonality

The high performance street motorcycle industry is generally not subject to the normal ebbs and flows associated with general commerce.  There is a slight increase in sales corresponding to the beginning of spring riding season.

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

Government Regulation

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.  Our vehicles and our manufacturing and repair facility are also subject to environmental regulations.

We plan to submit the C3 Hellcat to the various applicable governmental agencies for certification requirements and standards.  For this purpose, we have retained a leading certified motorcycle testing lab.  We expect to incur costs of approximately $50,000 to comply with motorcycle safety and emissions requirements.  As new laws and regulations are adopted, we will assess their effects on current and future Confederate motorcycle products.

Employees

At December 31, 2010, we had a total of 11 full time employees, consisting of 5 personnel in production and procurement and 6 personnel in management, design, sales and marketing.  None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.  Nevertheless, we received a letter dated May 24, 2010, from the Securities and Exchange Commission staff with regard to our current report on Form 8-K filed on May 21, 2010.  On June 10, 2010, we received a letter from the Commission staff that it had completed its review of our Form 8-K and had no further comments at that time.

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We produce premium, heavyweight (651+cc) motorcycles. Currently we produce and market the P120 Fighter.  A third generation Hellcat (“C3”) is in the development stage.

Overview and Outlook

Net revenue for 2010 was $1,860,680 compared to $620,390 for 2009. The Company’s yearend financial performance reflected an increase in motorcycle shipments.  Net loss was $507,395 in 2010 compared to a net loss of $6,277,862 in 2009.  Non cash stock based compensation of $4,753,050 contributed to the loss for 2009.

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

Liquidity and Capital Resources

At December 31, 2010, we had cash of $266,327.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Over the next 12 months, we intend to begin production of the new C3 Hellcat.  The projected capital expenditure for initial inventory is approximately $300,000.  We intend to raise the capital through the sale and issuance of our capital stock.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

As of December 31, 2010, we have minimal debt obligations of $76,848 in notes payable and $22,184 in lease payments which results in negligible debt service payments.  We continue to service our debt from operating revenue.

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

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

PART III

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership1	Percent of Class2
H. Matthew Chambers 2222 5th Ave. South Birmingham, AL 35233	2,633,2203	20.3%

Joseph P. Mitchell 2222 5th Ave. South Birmingham, AL 35233	316,985	2.5%

G. Chance Turner 2222 5th Ave. South Birmingham, AL 35233	-0-	-0-

Paolo Chiaia 2222 5th Ave. South Birmingham, AL 35233	207,262	1.6%

Executive Officers and Directors as a Group (4 Persons)	3,157,467	24.4%

Barclays Capital Inc.4 70 Hudson St. Jersey City, NJ 07302	679,899	5.3%

Nazir Mohammed Parker5 Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826	19.1%

RSC Affiliated Businesses, LLC6 2222 5th Ave. South Birmingham, AL 35233	2,633,220	20.3%

Francois-Xavier Terny7 420 East 64th St. Apt W-4D New York, NY 10065	805,000	6.2%

____________
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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements Index

Reports of Independent Registered Public Accounting firms
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows, for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Restated Certificate of Incorporation	10-K	000-52500	3.1	4/1/11
3.2	Articles of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Stock Incentive Plan	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with Joseph Mitchell	8-K	000-52500	10.3	2/12/09
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from Bartolomei Pucciarelli, CPAs & Advisors dated July 13 , 2010	8-K	000-52500	16.1	7/13/10
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/1/11
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: July 15, 2011	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer

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

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
 Years ended December 31, 2010 and 2009

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2008	7,116,000	$7,116	$2,055,884	$(2,889,559)	$(826,559)

Issuance of shares upon recapitalization	1,105,000	1,105	(1,105)		-

Issuance of shares for convertible note	200,000	200	224,800		225,000

Issuance of common stock for cash	1,449,998	1,449	2,173,551		2,175,000

Stock issuance costs			(480,000)		(480,000)

Issuance of common stock – broker warrants		-	127,050		127,050

Stock based compensation	3,084,000	3,084	4,622,916		4,626,000

Net loss				(6,277,862)	(6,277,862)

Balance at December 31, 2009	12,954,998	$12,954	$8,723,096	$(9,167,421	$(431,371)

Net loss				(507,395)	(507,395)

Balance at December 31, 2010	12,954,998	$12,954	$8,723,096	$(9,674,816)	$(938,766)

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

NOTE 14 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations of $76,848 in notes payable and $22,184 in lease payments which results in negligible debt service payments.    We are currently not engaged in any discussions that could result in additional borrowings.

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