Form 10-Q
period 2011-06-30
Confederate Motors, Inc.
filed 2011-08-10
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011: 12,954,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
June 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 6.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$184,289	$266,327
Inventory	294,729	433,006
Prepaid inventory	15,600	15,600
Due from related party	3,750	3,750
Total current assets	498,368	718,683

Property and equipment, net	15,775	27,336

Total assets	$514,143	$746,019

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$192,030	$142,920
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	199,669	204,669
Deferred revenue	596,289	828,419
Warranty reserve	8,600	8,600
Other accrued expenses	18,905	22,394
Registration rights liability	251,250	251,250
Current portion of notes payable	28,657	32,784
Current portion of capital leases	9,217	18,299
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,372,118	1,576,836

Notes payable, less current portion	29,913	44,064

Capital leases, less current portion	-	3,885

Deferred exclusive agency fee	30,000	60,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 12,954,998 shares outstanding in 2011 and 2010	12,954	12,954
Preferred Stock, $0.001 par value 20,000,000 share authorized; -0- shares outstanding in 2011 and 2010	-	-
Additional paid-in capital	8,723,096	8,723,096
Accumulated deficit	(9,653,938)	(9,674,816)
Total stockholders’ deficit	(917,888)	(938,766)
Total liabilities and stockholders’ deficit	$514,143	$746,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Sales	$612,454	$471,240	$1,294,998	$1,167,552

Cost of goods sold	(336,404)	(298,831)	(718,244)	(770,850)

Gross profit	276,050	172,409	576,754	396,702

Selling, general and administrative expenses	283,862	296,328	582,189	653,016

Loss from operations	(7,812)	(123,919)	(5,435)	(256,314)

Other income (expense)
Other income	15,000	15,000	30,000	30,000
Interest expense	(2,198)	(2,913)	(3,687)	(6,045)
	12,802	12,087	26,313	23,955

Net income (loss) before income taxes	$4,990	$(111,832)	$20,878	$(232,359)

Net income (loss) before income taxes per common share – basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average shares outstanding – basic and diluted	12,954,998	12,954,998	12,954,998	12,954,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended

	June 30,	June 30,
	2011	2010
Operating activities
Net income (loss)	$20,878	$(232,359)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation	11,561	17,653
Deferred exclusive agency fee	(30,000)	(30,000)
Change in operating assets and liabilities
Inventory	138,277	199,860
Prepaid inventory	-	67,847
Accounts payable	49,110	9,917
Accrued payroll tax liability	(5,000)	32,528
Other accrued expenses	(3,489)	(14,826)
Deferred revenue	(232,130)	(59,781)
Net cash used by operating activities	(50,793)	(9,161)

Investing activities
Due from related party	-	(7,500)
Net cash used by investing activities	-	(7,500)

Financing activities
Repayment of notes payable	(18,278)	(25,798)
Repayment of capital leases	(12,967)	(12,293)
Net cash provided (used) by financing activities	(31,245)	(38,091)

Net increase (decrease) in cash and cash equivalents	(82,038)	(54,752)

Cash and cash equivalents at the beginning of period	266,327	365,035

Cash and cash equivalents at end of period	$184,289	$310,283

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,687	$6,045
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one model: the P120 Fighter. The C3 Hellcat model is in development and being readied for production in the near future. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

	6/30/2011	12/31/2010
Parts	$177,565	$174,735
Work in process	30,535	47,831
Motorcycle finished goods	64,866	168,649
Apparel inventory	21,763	41,791
Total Inventory	$294,729	$433,006

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $596,289 at June 30, 2011 and $828,419 at December 31, 2010.

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

The Company had the following potential common stock equivalents at June 30, 2011:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected minimal net income in the second quarter, the effect of considering any common stock equivalents, if outstanding, would have been negligible. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At June 30, 2011 and December 31, 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter periods ended June 30, 2011 and 2010, advertising expense was $3,366 and $4,742, respectively.  Year to date advertising expense totaled $14,875 and $53,108 for 2011 and 2010, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $34,222 and $41,601 for the quarter periods ended June 30, 2011 and 2010, respectively. Year to date R&D costs totaled $67,494 and $65,145 for 2011 and 2010, respectively.

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

There are no fair value measurements as of June 30, 2011 and December 31, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2011	2010
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(191,541)	(179,980)
	$15,775	$27,336

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30,	December 31,
	2011	2010
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
June 30, 2011 and December 31, 2010, respectively), principal
and interest payable monthly, unsecured	$49,359	$59,065

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	9,211	13,202

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	-	4,581
	58,570	76,848
Less current portion	28,657	32,784
	$29,913	$44,064

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,804 and $100,965 (net) respectively, at June 30, 2011.

At June 30, 2011, future minimum payments due under the capital lease agreements are as follows:

July 1 through December 31, 2011	$5,628
2012	3,971
Future minimum lease payments	9,599
Less amount representing interest	382
Present value of minimum lease payments	9,217
Less current portion	9,217
Long-term capital leases	$-

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2010	105,000	$1.50
Exercisable – December 31, 2010	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2011	105,000	$1.50
Exercisable – March 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2011	105,000	$1.50
Exercisable – June 30, 2011	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	2.5 years	$1.50	105,000	$1.50

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

CM Design, LLC (“CM Design”), a Louisiana company owned by Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), has a sublease agreement to rent a facility in New Orleans.  There is no binding agreement between CM Design and the Company related to this lease.  Matthew Chambers is the CEO of CM Design and Confederate.  It is the intention of Confederate to assume the lease under CM Design.

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trademark filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended June 30, 2011 and 2010, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases and the corporate credit card.

The Company has an employment agreement with the CEO.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the two lawsuits discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

The Company has two pending legal actions.  The first action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al is a complaint for declaratory judgment and breach of contract which is necessary to permanently resolve some internal strife regarding the Chairman’s appointment power and the detrimental actions of a former Director. This is an action for money damages and reclamation of outstanding shares of the corporation.  The Defendant in the above referenced matter has filed a counterclaim for monetary damages.  Management believes the Company will prevail on the merits and the potential liability is remote. The defendant is seeking an uncertain amount of damages related to the loss of investment capital and loss of share value.

The second action is a dispute over advertising fees relating to a motorcycle exhibition in which Confederate products appeared.  This action is styled Advanstar Communications v. Confederate Motors, Inc.  The plaintiff is seeking money damages for services rendered.  Management is pursuing a settlement of this matter.  The potential liability to the Company has been accrued.

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

Rent expense paid under the operating lease obligation totaled $14,158 and $13,783 for the quarters ended June 30, 2011 and 2010, respectively.

The Company intends to assume the sublease agreement entered into by CM Design (as discussed in Note 6 – RELATED PARTY TRANSACTIONS) to rent a facility in New Orleans and has accrued rent for the quarter in the amount of $14,250.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At June 30, 2011 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods.  The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations of $58,570 in notes payable and $9,217 in lease payments which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders, as of the date of this report the Company had 52 orders which represents 9-12 months of production backlog.  The Company projects an additional 50 to 100 orders with the unveiling of the C3 Hellcat pre-production prototype in the near future.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company manufactures the P120 Fighter. A third generation Hellcat (“C3”) is in the development stage.

Overview and Outlook

Net revenue for the quarterly period ended June 30, 2011 was $612,454 compared to $471,240 for the quarterly period ended June 30, 2010. The Company’s quarterly financial performance reflected an increase in shipments of Confederate motorcycles.  Net income for the quarter ended June 30, 2011 was $4,990 compared to a net loss of $111,832 for the quarter ended June 30, 2010.

Cash flow from operating activities was negative $50,793 for the six months ended June 30, 2011 compared to a negative cash flow of $9,161 for the six months ended June 30, 2010.  Net cash flow from investing activities was $0 and $(7,500) for the first six months of 2011 and 2010, respectively.  Net cash flow from financing activities was $(31,245) and $(38,091) for the first six months of 2011 and 2010, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for second quarter 2011 was spent on production of the P120 Fighter.  A significant amount of time was also spent in the development of the new model.  We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $336,404 for the quarterly period ended June 30, 2011 compared to $298,831 for the quarterly period ended June 30, 2010.  Cost of goods sold was higher due to an increase in motorcycle shipments.  Cost of goods sold was $718,244 and $770,850 for the first six months of 2011 and 2010, respectively.

Gross Profit

Gross profit was $276,050 for the quarterly period ended June 30, 2011, compared to $172,409 for the quarterly period ended June 30, 2010. Gross profit as a percentage of revenue improved to 45.1% from 36.6% for the quarterly periods ending June 30, 2011 and 2010, respectively.  Gross profit was higher due to an increase in motorcycle shipments and favorable pricing from third party suppliers for select parts and components.  Year to date gross profit was $576,754 and $396,702 for 2011 and 2010, respectively.  Year to date gross profit as a percentage of revenue was 44.5% and 34.0% for 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $283,862 for the quarterly period ended June 30, 2011, compared to $296,328 for the quarterly period ended June 30, 2010.  The SG and A expenses decreased over the prior quarter primarily due to lower professional fees and travel expenses.  Year to date SG and A expenses were $582,189 and $653,016 for the first six months of 2011 and 2010, respectively.

Results of Operations for the quarter ended and six months ended June 30, 2011 compared to quarter ended and six months ended June 30, 2010

	Quarter ended		Six months ended
	June 30	June 30	June 30	June 30
(in whole dollars)	2011	2010	2011	2010
Revenue from motorcycles & related products	$612,454	$471,240	$1,294,998	$1,167,552
Gross Profit	$276,050	$172,409	$576,754	$396,702
Operating Expense	$283,862	$296,328	$582,189	$653,016
Other Income (Expense)	$12,802	$12,087	$26,313	$23,955
Net Income (Loss)	$4,990	$(111,832)	$20,878	$(232,359)
Earnings (Loss) per Share	0.00	(0.01)	$0.00	$(0.02)

Plan of Operation

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we are introducing the C3 Hellcat, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

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

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 50,000 per month in 2011.  These statistics show a marked increase in traffic and point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessories.

We anticipate that confederate.com will be a more streamlined and informative site where the motorcycle consumer will be able to review specs, details, and product photos. This site will essentially serve as a “nuts and bolts” information source on Confederate motorcycles.

Product Research and Development

We have developed a third generation of our Hellcat line known as the C3 Hellcat.  This design incorporates improved chassis and power train rigidity.  To meet the engine design objective, we have developed a new unitized power train casing, which combines the motor and transmission as a single stressed member.

A strategic alliance has been formed with S&S Cycle and Confederate on the development of the engine for the C3 Hellcat.  Confederate has also engaged S&S Cycle as the supplier of the engines with an initial order for 40 units.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash of $184,289.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2011.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

             31.1          Rule 13a-14 Certification by Principal Executive Officer

             31.2          Rule 13a-14 Certification by Chief Financial Officer

             32.1          Section 1350 Certification of Principal Executive Officer

             32.2          Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: August 10, 2011	By:	/s/ H. Matthew Chambers
H. Matthew Chambers Chief Executive Officer