Form 10-Q
period 2011-09-30
Confederate Motors, Inc.
filed 2011-11-14
CIK 1346346

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2011: 13,254,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
September 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURES	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$212,856	$266,327
Inventory	316,466	433,006
Prepaid inventory	15,600	15,600
Prepaid expenses	631,933	-
Due from related party	-	3,750
Total current assets	1,176,855	718,683

Property and equipment, net	11,806	27,336

Total assets	$1,188,661	$746,019

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$94,331	$142,920
Accrued interest payable	7,501	7,501
Accrued payroll tax liability	190,669	204,669
Deferred revenue	632,309	828,419
Warranty reserve	8,600	8,600
Other accrued expenses	12,568	22,394
Registration rights liability	251,250	251,250
Current portion of notes payable	27,642	32,784
Current portion of capital leases	6,150	18,299
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,291,020	1,576,836

Notes payable, less current portion	24,045	44,064

Capital leases, less current portion	-	3,885

Deferred exclusive agency fee	15,000	60,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,254,998 shares outstanding in 2011 and 12,954,998 shares outstanding in 2010	13,254	12,954
Preferred Stock, $0.001 par value 20,000,000 share authorized; -0- shares outstanding in 2011 and 2010	-	-
Additional paid-in capital	9,712,178	8,723,096
Accumulated deficit	(9,866,836)	(9,674,816)
Total stockholders’ deficit	(141,404)	(938,766)
Total liabilities and stockholders’ deficit	$1,188,661	$746,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Sales	$280,858	$451,302	$1,575,856	$1,618,854

Cost of goods sold	(168,482)	(266,640)	(886,726)	(1,037,490)

Gross profit	112,376	184,662	689,130	581,364

Selling, general and administrative expenses	338,874	268,892	921,064	921,908

Loss from operations	(226,498)	(84,230)	(231,934)	(340,544)

Other income (expense)
Other income	15,000	15,000	45,000	45,000
Interest expense	(1,400)	(851)	(5,087)	(6,896)
	13,600	14,149	39,913	38,104

Net income (loss) before income taxes	$(212,898)	$(70,081)	$(192,021)	$(302,440)

Net income (loss) before income taxes per common share – basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	13,124,553	12,954,998	13,012,131	12,954,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended

	September 30,	September 30,
	2011	2010
Operating activities
Net income (loss)	$(192,021)	$(302,440)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation	15,530	26,403
Deferred exclusive agency fee	(45,000)	(45,000)
Options issued for services	57,449
Change in operating assets and liabilities
Inventory	116,540	297,383
Prepaid inventory	-	67,847
Accounts payable	(48,589)	(4,126)
Accrued payroll tax liability	(14,000)	32,528
Other accrued expenses	(9,824)	(17,085)
Deferred revenue	(196,110)	(97,420)
Net cash used by operating activities	(316,025)	(41,910)

Investing activities
Due from related party	3,750	(3,750)
Net cash used by investing activities	3,750	(3,750)

Financing activities
Repayment of notes payable	(25,162)	(40,607)
Repayment of capital leases	(16,034)
Proceeds from issuance of stock	300,000	(18,701)
Net cash provided (used) by financing activities	258,804	(59,308)

Net increase (decrease) in cash and cash equivalents	(53,471)	(104,968)

Cash and cash equivalents at the beginning of period	266,327	365,035

Cash and cash equivalents at end of period	$212,856	$260,067

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Options issued for services	$689,382	$-
Cash paid during the period for:
Interest	$5,087	$6,896
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.  The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

	9/30/2011	12/31/2010
Parts	$175,830	$174,735
Work in process	-	47,831
Motorcycle finished goods	125,798	168,649
Apparel inventory	14,838	41,791
Total Inventory	$316,466	$433,006

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $632,309 at September 30, 2011 and $828,419 at December 31, 2010.

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

The Company had the following potential common stock equivalents at September 30, 2011:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected no net income in the third quarter, the effect of considering any common stock equivalents, if outstanding, would have been negligible. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2011 and December 31, 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter periods ended September 30, 2011 and 2010, advertising expense was $4,314 and $11,581 respectively.  Year to date advertising expense totaled $19,190 and $64,689 for 2011 and 2010, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $52,347 and $40,350 for the quarter periods ended September 30, 2011 and 2010, respectively. Year to date R&D costs totaled $119,841 and $105,496 for 2011 and 2010, respectively.

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

There are no fair value measurements as of September 30, 2011 and December 31, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2011	2010
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(195,510)	(179,980)
	$11,806	$27,336

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30,	December 31,
	2011	2010
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
September 30, 2011 and December 31, 2010, respectively), principal
and interest payable monthly, unsecured	$44,532	$59,065

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	7,155	13,202

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	-	4,581
	51,687	76,848
Less current portion	27,642	32,784
	$24,045	$44,064

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,804 and $103,103 (net) respectively, at September 30, 2011.

At September 30, 2011, future minimum payments due under the capital lease agreements are as follows:

Oct 1 through December 31, 2011	$2,382
2012	3,971
Future minimum lease payments	6,353
Less amount representing interest	203
Present value of minimum lease payments	6,150
Less current portion	6,150
Long-term capital leases	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On August 9, 2011, we raised $300,000 through the sale of 300,000 shares of common stock to an accredited investor,

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2008	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2009	105,000	$1.50
Exercisable – December 31, 2009	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2010	105,000	$1.50
Exercisable – December 31, 2010	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2011	105,000	$1.50
Exercisable – March 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2011	105,000	$1.50
Exercisable – June 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	105,000	$1.50
Exercisable – September 30, 2011	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	2.25 years	$1.50	105,000	$1.50

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On August 9, 2011 the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vest immediately and expire two years from the Effective Date.

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid in capital.

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	2,000,000	$1.50
Exercisable – September 30, 2011	2,000,000	$1.50

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	1.83 years	$1.50	2,000,000	$1.50

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

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trademark filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended September 30, 2011 and 2010, respectively.  Year to date compensation was $9,000 and $9,000 for the nine months ending September 30, 2011 and 2010.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases and the corporate credit card.

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

The second action is a dispute over advertising fees relating to a motorcycle exhibition in which Confederate products appeared.  This action is styled Advanstar Communications v. Confederate Motors, Inc.  The plaintiff is seeking money damages for services rendered.  Management is pursuing a settlement of this matter.  The potential liability of $14,750 to the Company has been accrued.

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

Rent expense paid under the operating lease obligation totaled $14,158 and $26,033 for the quarters ended September 30, 2011 and 2010, respectively.

The Company intends to assume the sublease agreement entered into by CM Design (as discussed in Note 6 – RELATED PARTY TRANSACTIONS) to rent a facility in New Orleans and has accrued rent per the sublease agreement.

Commitments

Confederate has also engaged S&S Cycle as the supplier of the engines with an initial purchase order for 40 units.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At September 30, 2011 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods. The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $51,687 in notes payable and $6,150 in lease payments which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders; as of the date of this report the Company had 53 orders which represents 9-12 months of production backlog.  The Company projects an additional 50 to 100 orders with the unveiling of the C3 Hellcat pre-production prototype in the near future.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

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

Overview and Outlook

Net revenue for the quarterly period ended September 30, 2011 was $280,858 compared to $451,302 for the quarterly period ended September 30, 2010. The Company’s quarterly financial performance reflected a decrease in shipments due to a temporary allocation of production labor for prototype and pre-production motorcycle assembly of the new C3 Hellcat model.  Full production assembly for the new model is expected to begin January 2012. Year to date net revenue was $1,575,856 compared to $1,618,854 for the periods ending September 30, 2011 and 2010, respectively.  Net loss for the quarter ended September 30, 2011 was $212,898 compared to a net loss of $70,081 for the quarter ended September 30, 2010.  Year to date net loss was $192,021 compared to $302,440 for the periods ending September 30, 2011 and 2010, respectively.

Cash flow from operating activities was negative $316,025 for the nine months ended September 30, 2011 compared to a negative cash flow of $41,910 for the nine months ended September 30, 2010.  Net cash flow from investing activities was $3,750 and $(3,750) for the first nine months of 2011 and 2010, respectively.  Net cash flow from financing activities was $258,804 and $(59,308) for the first nine months of 2011 and 2010, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for third quarter 2011 was spent on the development of the new model.  We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $168,482 for the quarterly period ended September 30, 2011 compared to $266,640 for the quarterly period ended September 30, 2010.  Cost of goods sold was lower due to a decrease in motorcycle shipments.  Cost of goods sold was $886,726 and $1,037,490 for the first nine months of 2011 and 2010, respectively.

Gross Profit

Gross profit was $112,376 for the quarterly period ended September 30, 2011, compared to $184,662 for the quarterly period ended September 30, 2010. Gross profit as a percentage of revenue was 40.0% from 40.9% for the quarterly periods ending September 30, 2011 and 2010, respectively.  Gross profit was lower due to a decrease in motorcycle shipments.  Year to date gross profit was $689,130 and $581,364 for 2011 and 2010, respectively.  Year to date gross profit as a percentage of revenue was 43.7% and 35.9% for 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A), including non-cash consulting expense was $338,874 for the quarterly period ended September 30, 2011, compared to $268,892 for the quarterly period ended September 30, 2010.  The SG and A expenses increased over the prior quarter primarily due to non-cash consulting expense of $57,449 related to stock options. Year to date SG and A expenses were $921,064 and $904,282 for the first nine months of 2011 and 2010, respectively.

Results of Operations for the quarter ended and nine months ended September 30, 2011 compared to quarter ended and nine months ended September 30, 2010

	Quarter ended		Nine months ended
	September 30	September 30	September 30	September 30
(in whole dollars)	2011	2010	2011	2010
Revenue from motorcycles & related products	$280,858	$451,302	$1,575,856	$1,618,854
Gross Profit	$112,376	$184,662	$689,130	$581,364
Operating Expense	$338,874	$268,892	$921,064	$921,908
Other Income (Expense)	$13,600	$14,149	$39,913	$38,104
Net Income (Loss)	$(212,898)	$(70,081)	$(192,021)	$(302,440)
Earnings (Loss) per Share	(0.02)	(0.01)	$(0.01)	$(0.02)

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

A strategic alliance has been formed with S&S Cycle and Confederate on the development of the engine for the C3 Hellcat.  Confederate has also engaged S&S Cycle as the supplier of the engines with an initial purchase order for 40 units.

Financing

Based on our current cash position, we may need additional financing to fund inventory purchases to fulfill our backlog orders. We anticipate obtaining additional needed financing through the proceeds from additional private placement of equity securities.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $212,856.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2011.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

5. OTHER INFORMATION

On August 9, 2011 the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vest immediately and expire two years from the Effective Date.

ITEM 6. EXHIBITS

31.1	Rule 13a-14 Certification by Principal Executive Officer

31.2	Rule 13a-14 Certification by Chief Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: November 14, 2011	By:	/s/ Joseph Mitchell
Joseph Mitchell, CFO Principal Financial Officer