Form 10-K
period 2011-12-31
Confederate Motors, Inc.
filed 2012-03-30
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on March 30, 2012, was 13,254,998.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Industry Overview

The premium heavyweight (651+cc) street motorcycle industry is a niche market targeting high net worth individuals.  In the past, the motorcycle industry has been subject to significant changes in demand due to changing social and economic conditions affecting discretionary consumer income, such as employment levels, business conditions, taxation rates, fuel costs, interest rates and other factors. The factors underlying such changes in demand are beyond our control, and demand for our products may be adversely affected by a sustained economic downturn, which could have a further negative impact on our business, prospects, results of operations, or financial condition.

Our Motorcycle Business

We are engaged in the design and assembly of premium, heavyweight motorcycles geared for high net worth customers. We currently offer two models, known as the R131 Fighter and  the X132 Hellcat.   The X132 Hellcat began production in January 2012.  Our design and assembly operations are based in Birmingham, Alabama.  Rather than making capital investments in manufacturing equipment, the Company’s operations are limited to assembly of the motorcycles from outsourced parts resulting in a relatively low fixed cost structure.  All motorcycles are designed and assembled under the direction of our CEO and founder, H. Matthew Chambers.

It is the foundational philosophy of the Confederate brand that our motorcycle lines reflect the heritage of the American hot rod motorcycle tradition.  Our original Hellcat line was inspired by the post WWII fighter pilot who, upon return from service in the military, promptly bought an American V-Twin motorcycle, stripped it to its barest essentials and tuned the motor to the farthest extent possible without compromising reliability.  This formula, along with Bauhaus (Design based on principles of functionalism and truth to materials) influenced minimalist avant-guard approach has consistently been applied to our motorcycle lines.

Our Fighter Motorcycle Line

The Fighter has been in production and marketed since January 2010.  This line was launched as a limited series of 50 bikes and we are nearing the end of production of the first 50 units.  We continue to take orders for this line, but we do not anticipate significant orders after we launch our new line. It features a thin wall 5-inch outer diameter aluminum chassis, our triple load path modular architecture, and a large diameter mating surface architecture.

Our X132 Hellcat Motorcycle Line

We have developed a third generation of our Hellcat line known as the X132 Hellcat.  This design incorporates absolute chassis and power train rigidity along with complete resistance to core fatigue.  For this model we have developed a new unitized power train casing, which is precision carved from a 400 pound block of 6061 aircraft grade aluminum which management believes provides superior structural integrity at low weight.  The new casing encapsulates a big-boned, large diameter chassis/power train mounting system based on experience gained from twenty years of Hellcat design.

A strategic alliance between S&S Cycle and Confederate has yielded a new motor providing maximum off-idle broadband torque delivery.  In order to increase low RPM torque, we have fused our patented power train system to the new motor.  This system is designed to maintain specific crankshaft to output shaft alignment, irrespective of the suddenness or the volume of torque application.

Production began in January at 1 unit per week and is scheduled to increase in the second quarter of 2012.

Motorcycle Related Products

In addition to our motorcycles, we offer a select variety of wearing apparel and other related accessories displaying the Confederate name.  These products are marketed through our online website.

Our Business Strategy

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we have introduced the X132 Hellcat, which management believes it is tougher, stronger, lighter and more efficient than our previous designs.

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

Develop our Internet Business

As our current and only web presence, www.confederate.com encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 21,000 per month in 2011.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

For calendar year 2012, we intend to launch a campaign to showcase a new simplified version of the Hellcat as our unique vision of the perfected American roadster.

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Research and Development

During the year ended December 31, 2011, we spent $184,165 on research and development related to development of new motorcycle models.  During the year ended December 31, 2010, we spent $167,348 also on research and development of new motorcycle models.  We anticipate continuing these research and development activities on an ongoing basis.

Trademarks and Trade Names

We hold or have applied for several federal trade names used in our business, including “Hellcat,” “Confederate,” “Fighter,” “Bohemian,” “Speedster,” “D'Orleans,” “El Bandito,” “Rake,” “Renovatio”, “Curtiss” and “Art of Rebellion.”  We also hold a patent (U.S. Patent No. 5,857,538 issued on January 12, 1999) for the frame rigidity of our motorcycles.  We also have website URLs for “Confederate.com” and “Workandcycle.com.”

Government Regulation

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.  Our vehicles and our manufacturing and repair facility are also subject to environmental regulations.

We plan to submit the X132 Hellcat to the various applicable governmental agencies for certification requirements and standards in the third quarter of 2012.  For this purpose, we have retained a leading certified motorcycle testing lab.  We expect to incur costs of approximately $50,000 to comply with motorcycle safety and emissions requirements.  As new laws and regulations are adopted, we will assess their effects on current and future Confederate motorcycle products.

Employees

At March 30, 2012, we had a total of 13 full time employees, consisting of 7 personnel in production and procurement and 6 personnel in management, design, sales and marketing.  None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

Our principal offices are located at 2222 5th Avenue South, Birmingham, Alabama.  We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending October 31, 2013. Our Birmingham facility consists of about 8,000 square feet.  Monthly lease payments are $4,450.  We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

We have one pending legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al. The action is a complaint for declaratory judgment and breach of contract which is necessary to permanently resolve some internal strife regarding the Chairman’s appointment power and the detrimental actions of a former Director. This is an action for money damages and reclamation of outstanding shares of the corporation.  The defendant in the above referenced matter has filed a counterclaim for monetary damages.  The action is currently pending in the United States District Court for the District of Massachusetts. Management believes the Company will prevail on the merits and the potential liability is remote.

ITEM 4.  MINE SAFETY DISCLOSURE

Because the Company is not engaged in mining operations, no disclosure is required pursuant to this item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and on the OTC QB, and our trading symbol is “CFED”.  We do not believe that a material number of our shares of common stock trade on a regular basis. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended December 31, 2010	First	$1.01	$0.05
	Second	$1.01	$0.05
	Third	$1.01	$0.05
	Fourth	$1.01	$0.05

For the Fiscal Year Ended December 31, 2011	First	$1.01	$1.01
	Second	$1.01	$1.01
	Third	$1.65	$0.05
	Fourth	$0.55	$0.18

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in our common stock must first deliver a risk disclosure document which describes risks associated with penny stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make a suitability determination approving the customer for the purchase of such stock, based on their financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions to the customer in writing, as well as provide monthly account statements and obtain specific written consent of each customer.  With these restrictions and the associated paper work involved, it is likely that there will be a decrease in the willingness of broker-dealers to make a market for our common stock. This could also lead to a decrease in the ability of someone to purchase or sell our common stock and increase the cost of such transactions.

Holders

As of March 30, 2012, we had approximately 55 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed American Registrar and Transfer Company, Salt Lake City, Utah, to act as the transfer agent of our common stock.

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

Unregistered Sales of Securities

On August 9, 2011 the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options were granted under the Company’s 2008 Incentive Plan, vested immediately upon grant, and will expire on August 9, 2014.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by Section 4(2) of the Act.  No underwriting discounts or commissions were paid in connection with the transaction.

On August 9, 2011, we raised $300,000 through the sale of 300,000 shares of common stock to an accredited investor.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

We produce premium, heavyweight (651+cc) motorcycles. CM manufactures the R131 Fighter.  A third generation Hellcat (“X132”) was launched in January 2012.

Overview and Outlook

Net revenue for 2011 was $1,933,612 compared to $1,860,680 for 2010. The Company’s year end financial performance reflected an increase in motorcycle shipments.  Net loss was $461,884 in 2011 compared to a net loss of $507,395 in 2010.

Cash flow from operating activities was negative $441,697 in 2011 compared to a negative cash flow of $17,157 in 2010.  Net cash flow from investing activities was $3,750 and $(3,750) for 2011 and 2010, respectively. Net cash flow from financing activities was $249,393 and $(77,801) for 2011 and 2010, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment. At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for 2011 was spent on production of the Fighter series. A significant amount of time was also spent in the development of the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. We also established distribution partners in China and Russia. We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $1,238,466 in 2011 compared to $1,195,847 in 2010.

Gross Profit

Gross profit was $695,146 in 2011 compared to $664,833 in 2010. Gross profit was higher due to an increase in motorcycle shipments and a reduction in bill of materials. Gross profit percentage improved to 35.9% of revenue from 35.7% the prior year.  The Company also realized production efficiencies resulting in lower per unit cost for indirect labor, tooling and supplies and other indirect cost of goods sold.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $1,127,927 in 2011, compared to $1,056,291 in 2010. The 2011 SG and A expenses include stock option expense of $143,621.  Excluding the effect of stock option expense, SG and A expenses decreased 6.8% over the prior year primarily due to lower marketing and travel expenses in 2011.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $184,165 and $167,348 for the years ended 2011 and 2010, respectively.

Results of Operations for the year ended December 31, 2011 Compared to the year ended December 31, 2010

	Year Ended
	December 31, 2011	December 31, 2010
Revenue from motorcycles & related products	$1,933,612	$1,860,680
Gross Profit	$695,146	$664,833
Operating Expense	$1,312,092	$1,223,639
Other Income (Expense)	$155,062	$51,411
Net Income (Loss)	$($461,884)	$(507,395)
Earnings (Loss) per Share	$(0.04))	$(0.04)

Cautionary Statements

Our ability to meet the targets and expectations noted depends upon, among other factors, our ability to (i) continue to realize production efficiencies and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) continue to develop the capabilities of its distributor network; (vii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (viii) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (ix) anticipate consumer confidence in the economy; (x) retain and attract talented employees; (xi) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, increased warranty costs or litigation.

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

Liquidity and Capital Resources

At December 31, 2011, we had cash of $77,773.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Over the next 12 months, we will focus production on the new X132 Hellcat.  The Company has a significant backlog of orders; as of the date of this report the Company has 35 orders which represent 6-9 months of production backlog.  The projected capital expenditure for initial inventory is approximately $500,000.  We intend to raise the capital through the sale and issuance of our capital stock.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on our consolidated financial position or results of operations.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RICK

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Confederate Motors, Inc.
2222 5th Avenue South
Birmingham, AL 35233

We have audited the accompanying balance sheets of Confederate Motors, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 30, 2012

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$77,773	$266,327
Inventory	528,662	433,006
Prepaid expenses	545,761	-
Prepaid inventory	11,950	15,600
Due from related party	-	3,750
Total current assets	1,164,146	718,683

Property and equipment, net	7,836	27,336
Total assets	$1,171,982	$746,019

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$167,163	$142,920
Accrued interest payable	7,502	7,501
Accrued salaries	101,000	-
Accrued payroll tax liability	82,669	204,669
Deferred revenue	832,333	828,419
Warranty reserve	8,600	8,600
Other accrued expenses	24,308	22,394
Registration rights liability	251,250	251,250
Current portion of notes payable	32,306	32,784
Current portion of capital leases	3,885	18,299
Current portion of deferred exclusive agency fee	60,000	60,000
Total current liabilities	1,571,016	1,576,836

Notes payable, less current portion	12,234	44,064

Capital leases, less current portion	-	3,885

Deferred exclusive agency fee	-	60,000

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,254,998 and 12,954,998 shares outstanding in 2011 and 2010, respectively	13,254	12,954
Additional paid-in capital	9,712,178	8,723,096
Accumulated deficit	(10,136,700)	(9,674,816)
Total stockholders’ deficit	(411,268)	(938,766)
Total liabilities and stockholders’ deficit	$1,171,982	$746,019

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
 Years ended December 31, 2011 and 2010

	2011	2010

Sales	$1,933,612	$1,860,680

Cost of goods sold	(1,238,466)	(1,195,847)

Gross profit	695,146	664,833
Operating expenses:
Research and development	184,165	167,348
Selling, general and administrative expenses	1,127,927	1,056,291
Total operating expenses	1,312,092	1,223,639

Loss from operations	(616,946)	(558,806)

Other income (expense)
Gain from extinguishment of debt	101,000	-
Other income	60,000	60,000
Interest, net	(5,938)	(8,589)
Total other income	155,062	51,411

Net loss	$(461,884)	$(507,395)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	13,073,344	12,954,998

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
 Years ended December 31, 2011 and 2010

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2009	12,954,998	$12,954	$8,723,096	$(9,167,421)	$(431,371)
Net loss				(507,395)	(507,395)

Balance at December 31, 2010	12,954,998	12,954	8,723,096	(9,674,816)	(938,766)

Issuance of common stock for cash	300,000	300	299,700		300,000

Stock options issued for services			689,382		689,382
Net loss				(461,884)	(461,884)
Balance at December 31, 2011	13,254,998	$13,254	$9,712,178	$(10,136,700)	$(411,268)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
 Consolidated Statements of Cash Flows
 Years ended December 31, 2011 and 2010

	2011	2010
Operating activities
Net Loss	$(461,884)	$(507,395)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	19,500	30,807
Deferred exclusive agency fee	(60,000)	(60,000)
Options issued for services	143,621	-
Change in operating assets and liabilities
Inventory	(95,656)	219,828
Prepaid inventory	3,650	63,047
Accounts payable	24,243	39,989
Accrued salaries	101,000	-
Accrued payroll tax liability	(122,000)	19,418
Other accrued expenses	1,915	(17,456)
Deferred revenue	3,914	194,606
Net cash used by operating activities	(441,697)	(17,157)

Investing activities
Due from related party	3,750	(3,750)
Net cash used by investing activities	3,750	(3,750)

Financing activities
Repayment of notes payable	(32,308)	(52,512)
Repayment of capital leases	(18,299)	(25,289)
Proceeds from issuance of stock, net of stock issuance costs	300,000	-
Net cash provided by financing activities	249,393	(77,801)

Net increase (decrease) in cash and cash equivalents	(188,554)	(98,708)

Cash and cash equivalents at the beginning of year	266,327	365,035

Cash and cash equivalents at end of year	$77,773	$266,327

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Options issued for services	$689,382	$-
Cash paid during the year for:
Interest expense	$5,938	$8,589
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one model: the R131 Fighter. The X132 Hellcat model started production in January 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

Principles of Consolidation

The consolidated financial statements includes Confederate Motors, Inc., and its wholly owned inactive subsidiary, Confederate Acquisitions Corp. (collectively, the “Company”).  All intercompany accounts have been eliminated in consolidation.

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

	12/31/11	12/31/2010
Parts	$261,657	$174,735
Work in process	23,854	47,831
Motorcycle finished goods	229,568	168,649
Apparel Inventory	13,583	41,791
Total Inventory	$528,662	$433,006

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $832,333 at December 31, 2011 and $828,419 at December 31, 2010.

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

The Company had the following potential common stock equivalents at December 31, 2011:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected a net loss in 2011 and 2010, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2011 and 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

 Advertising Costs

Advertising is expensed as incurred.  For 2011 and 2010, advertising expense was $31,014 and $93,185, respectively.

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

There are no fair value measurements as of December 31, 2011 and December 31, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2011	2010
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	199,480	179,980
	$7,836	$27,336

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2011	2010
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
December 31, 2011 and 2010, respectively), principal
and interest payable monthly, unsecured	$39,482	$59,065

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	5,058	13,202

Note payable due February 15, 2011, 3.50% fixed
rate of interest, principal and interest payable monthly,
unsecured	-	4,581
	44,540	76,848
Less current portion	32,306	32,784
	$12,234	$44,064

Principal Maturities of Notes Payable
2012	32,306
2013	12,234

$44,540

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment acquired under capital leases totaled $108,807 and $105,241, respectively at December 31, 2011.

At December 31, 2011, future minimum payments due under the capital lease agreements are as follows:

2012	3,971
Future minimum lease payments	3,971
Less amount representing interest	86
Present value of minimum lease payments	3,885
Less current portion	3,885
Long-term capital leases	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On August 9, 2011, we raised $300,000 through the sale of 300,000 shares of common stock to an accredited investor.

Warrants

During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. These warrants expire on January 30, 2014.  The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.50, exercise -$1.50, expected volatility -115%, risk free interest rate -1.73%. The fair value of $127,050 was recorded to additional paid-in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2009	-	$-
Granted	105,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2010	105,000	$1.50
Exercisable – December 31, 2010	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	105,000	$1.50
Exercisable – December 31, 2011	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	3 years	$1.50	105,000	$1.50

At December 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On August 9, 2011, the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vest immediately and expire on August 9, 2012.

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid-in capital.

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	2,000,000	$1.50
Exercisable – December 31, 2011	2,000,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	1.58 years	$1.50	2,000,000	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $13,500 and $12,500 for the years ended December 31, 2011 and 2010, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has employment agreements with the CEO and CFO.

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

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.  From November 1, 2010 through January 31, 2011 the rent was half the normal base rental.

Rent expense paid under the operating lease obligation totaled $54,753 and $52,029 for the years ended December 31, 2011 and 2010, respectively.

The Company assumed a sublease agreement to rent a facility in New Orleans.  The short term lease expired on September 2011 and the Company has accrued for the remaining rent obligation.

Liquidity

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the motorcycle operations will continue to be primarily funded through cash flows generated by operations.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including convertible debentures and common stock warrants and options. For all periods presented, convertible debentures and common stock warrants and options were not included in the computation of diluted loss per share because the effect would be anti-dilutive. These items could be dilutive in the future.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At December 31, 2011 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The valuation allowance at December 31, 2011 was approximately $2,066,610. The net change in valuation allowance during the year ended December 31, 2011 was an increase of approximately $177,274. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,114,314 at December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2011	2010
Non-current deferred tax assets:
Net operating loss carryforward	$(2,006,345)	$(1,889,336)
Stock based compensation	$(56,342)	$-
Inventory obsolescence	$(3,923)	$-

Total deferred tax assets	$(2,066,610)	$(1,889,336)
Valuation allowance	$2,066,610	$1,889,336
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2011 and the year ended December 31, 2010 (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes and 6.5% for State income taxes, a blended rate of 39.23%) as follows:

	Year Ended December 31,
	2011	2010
Computed "expected" tax expense (benefit) - Federal – net of State benefit	$(161,659)	$(177,588)
Computed "expected" tax expense (benefit) - State -	$(19,538)	$(21,462)
Penalties and fines and meals and ent.	$3,923	$6,880
Change in valuation allowance	$177,274	$192,170
Actual tax expense (benefit)	$-	$-

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods. The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 14 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $44,541 in notes payable and $3,885 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders; as of the date of this report the Company has 35 orders which represent 6-9 months of production backlog.  The Company projects an additional 50 orders with the unveiling of the X132 Hellcat LWB in the near future.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this document and determined that there are no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure is required pursuant to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, H. Matthew Chambers, and our principal financial officer, Joseph P. Mitchell, have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  We have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2011, the following information was required to be disclosed in a report on Form 8-K but was not reported:

Date of Event	Item No.	Description of Event
12/4/11	5.02	Departure of director.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers; Term of Office

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION	CLASS OF DIRECTOR	DIRECTOR SINCE
H. Matthew Chambers	58	Chairman, President and Chief Executive Officer	III	2009
Paolo Chiaia	53	Director	II	2010
Joseph P. Mitchell	43	Executive Vice President and Chief Financial Officer	--	--

Our certificate of incorporation provides that our directors are divided into three classes, Class I, Class II and Class III, with each class to have as equal a number of members as reasonably possible. The term of office of the Class II director expires at the annual meeting of stockholders in 2012, and the term of office of the Class III directors is to expire at the annual meeting of stockholders in 2013.  At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are to be elected for a one-year term.  If the number of directors is changed, any increase or decrease will be apportioned among the classes by the Board of Directors so as to maintain the number of directors in each class as nearly equal as is reasonably possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class will hold office for a term that will coincide with the remaining term of that class.  In no case will a decrease in the number of directors shorten the term of any incumbent director, even though such decrease may result in an inequality of the classes until the expiration of such term.  A director will hold office until the annual meeting of stockholders in the year in which his or her term expires and until his or her successor is elected and qualified subject, however, to prior death, resignation, retirement or removal from office.

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

Joseph P. Mitchell has served as Chief Financial Officer and our Executive Vice-President since February 12, 2009.  From 2006 until 2009 he served as CFO for Confederate Motor Company, Inc.  From 2004 until 2006 he was employed by HealthSouth Corporation, a provider of rehabilitative health care, ambulatory surgery, and diagnostic imaging services in the U.S.  During his time at HealthSouth, he held various senior management positions, including Director of Business Development, Audit Director and Assistant Controller, and was instrumental in the company being re-listed on the NYSE.  From 2000 until 2004 Mr. Mitchell served as Corporate Governance Manager and Financial Reporting Manager for Dell Financial Services, a joint venture between Dell Inc., a leading online computer systems company, and CIT Group Inc., a leading commercial and consumer finance company.  During his employment with Dell, he led a team in implementing financial and internal controls for SEC compliance.  Mr. Mitchell received his bachelor’s degree in accounting from the University of Alabama in 1991.  He received an MBA from the University of Alabama Birmingham in 1996.  He is a licensed CPA in the State of Alabama.  He devotes all of his business time to our company.

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

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has two directors , but does not have any standing committees.  Our certificate of incorporation requires that we have a minimum of five directors and we currently have three vacancies which we intend to fill in 2012.

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

Leadership Structure

Mr. Chambers serves as our Chief Executive Officer as Chairman of our Board of Directors.  The Board attempts to ensure that thorough, open and honest discussions take place at all Board meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

Management is responsible for the day-to-day management of risks confronting our businesses, but our Board has broad oversight responsibility for our risk management programs, including enterprise strategic risk oversight.  Our Board as a whole oversees risks related to our corporate and business strategies, operations and enterprise risk management.  In performing its oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by our management are functioning, and that necessary steps are taken to foster a culture of risk-adjusted decision-making within our organization.

Code of Ethics

In 2010, we adopted a Code of Ethics which applies to our CEO, CFO and members of our finance department.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary		All Other Compensation(1)	Total
H. Matthew Chambers, CEO	2011	$110,000	(2)	-0-	$110,000
	2010	$112,500	2	$32,477	$144,977

Joseph P. Mitchell, CFO	2011	$113,000	(2)	-0-	$113,000
	2010	$108,500		-0-	$108,500
___________________
1 The amount shown in this column is Company paid rent for the corporate apartment in Birmingham and other perquisites paid to Mr. Chambers.
2 Mr. Chambers and Mr. Mitchell did not receive their full salaries and guaranteed bonuses per their employment agreements for 2011.  The Company has accrued the underpaid base salary.  Both have waived payment of the guaranteed bonuses except under the condition of involuntary termination without cause.

Employment Agreements

The Company has employment agreements with H. Matthew Chambers and Joseph Mitchell.  The terms of the employment agreements for H. Matthew Chambers and Joseph Mitchell are five years and three years, respectively, and commenced on October 30, 2008, and January 30, 2009, respectively. The term will automatically extend in one-year increments unless we notify the executive in that year that his employment agreement will not be extended.

The employment agreements provide for annual base salaries of $180,000 for H. Matthew Chambers and $144,000 for Joseph Mitchell.  The employment agreements call for a guaranteed 25% bonus.  The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. The employment agreements also make each executive eligible for annual bonuses determined by our board of directors (or compensation committee, if any).  The employment agreement also provides that he is eligible to participate in our equity incentive plans and other employee benefit programs.

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

Equity Awards

As of December 31, 2011, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Chambers or Mr. Mitchell.

Compensation of Directors

No compensation was paid to our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2011.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 30, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
H. Matthew Chambers 2222 5th Ave. South Birmingham, AL 35233	2,633,220	(3)	19.9%

Joseph P. Mitchell 2222 5th Ave. South Birmingham, AL 35233	316,985		2.4%

Paolo Chiaia 2222 5th Ave. South Birmingham, AL 35233	207,262		1.6%

Executive Officers and Directors as a Group (3 Persons)	3,157,467		23.8%

Barclays Capital Inc.(4) 70 Hudson St. Jersey City, NJ 07302	681,299		5.1%

Nazir Mohammed Parker(5) Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826		18.7%

RSC Affiliated Businesses, LLC(6) 2222 5th Ave. South Birmingham, AL 35233	2,633,220		19.9%

Francois-Xavier Terny(7) 420 East 64th St. Apt W-4D New York, NY 10065	805,000		6.1%

_____________
1 This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.
2 At March 30, 2012, we had 13,254,998 shares outstanding.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2011, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-0-	$0	305,000	(1)
Equity compensation plans not approved by security holders	2,105,000(2)	$1.50	$-0-
Total	2,105,000		305,000

(1)	We have a 2008 Incentive Plan which permits us to grant option and share awards. The plan has 1,105,000 shares authorized for grants, of which we issued 800,000 shares during 2009.

(2)	These numbers represent 105,000 warrants issued in 2009 and 2,000,000 options issued in August 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that states that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Chiaia is an independent director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firm were as follows:

Fiscal Year                     Amount
2011                                $26,000
2010                                $24,000

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Index

Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets, December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows, for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Restated Certificate of Incorporation	8-K	000-52500	3.1	2/12/09
3.2	Certificate of Merger filed March 13, 2009	10--K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Stock Incentive Plan *	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers *	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with Joseph Mitchell *	8-K	000-52500	10.3	2/12/09
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from Bartolomei Pucciarelli, CPAs & Advisors dated July 13 , 2010	8-K	000-52500	16.1	7/13/10
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/1/11
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: March 30, 2012	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Matthew Chambers	Director & Chief Executive Officer (Principal Executive Officer)	March 30, 2012
H. Matthew Chambers

/s/ Joseph P. Mitchell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Joseph P. Mitchell

/s/ Paolo Chiaia	Director	March 30, 2012
Paolo Chiaia