Form 10-Q
period 2012-03-31
Confederate Motors, Inc.
filed 2012-05-15
CIK 1346346

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CONFEDERATE MOTORS, INC.

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
Yes  ☐  No  ☒

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
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2012: 13,254,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2012
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$73,443	$77,773
Inventory	524,975	528,662
Prepaid inventory	25,031	11,950
Prepaid expenses	459,589	545,761
Total current assets	1,083,038	1,164,146

Property and equipment, net	3,867	7,836

Total assets	$1,086,905	$1,171,982

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$209,118	$167,163
Accrued interest payable	7,501	7,502
Accrued salaries	96,000	101,000
Accrued payroll tax liability	81,669	82,669
Deferred revenue	752,973	832,333
Warranty reserve	8,600	8,600
Other accrued expenses	22,296	24,308
Registration rights liability	251,250	251,250
Current portion of notes payable	24,469	32,306
Current portion of capital leases	1,571	3,885
Current portion of deferred exclusive agency fee	45,000	60,000
Total current liabilities	1,500,447	1,571,016

Notes payable, less current portion	12,891	12,234

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 share authorized; -0- shares outstanding in 2012 and 2011	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,254,998 shares outstanding in 2012 and 13,254,998 shares outstanding in 2011	13,254	13,254
Additional paid-in capital	9,712,178	9,712,178
Accumulated deficit	(10,151,865)	(10,136,700)
Total stockholders’ deficit	(426,433)	(411,268)
Total liabilities and stockholders’ deficit	$1,086,905	$1,171,982

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Sales	$706,930	$682,544

Cost of goods sold	(411,151)	(381,840)

Gross profit	295,779	300,704

Operating Expenses
Research and development	36,498	33,272
Selling, general and administrative expenses	288,691	265,055
	325,189	298,327

Gain (loss) from operations	(29,410)	2,377

Other income (expense)
Other income	15,000	15,000
Interest expense	(755)	(1,489)
	14,245	13,511

Net income (loss) before income taxes	$(15,165)	$15,888

Earnings per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average common shares outstanding
Basic	13,254,998	12,954,998
Diluted	13,254,998	13,059,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended

	March 31,	March 31,
	2012	2011
Operating activities
Net income (loss)	$(15,165)	$15,888
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation	3,969	6,143
Deferred exclusive agency fee	(15,000)	(15,000)
Options issued for services	86,172	-
Change in operating assets and liabilities
Inventory	3,687	78,828
Prepaid inventory	(13,081)	-
Accounts payable	41,955	2,579
Accrued salaries	(5,000)
Accrued payroll tax liability	(1,000)	-
Other accrued expenses	(2,013)	(1,722)
Deferred revenue	(79,360)	(216,236)
Net cash provided (used) by operating activities	5,164	(129,520)

Investing activities
Net cash used by investing activities	-	-

Financing activities
Repayment of notes payable	(7,180)	(11,503)
Repayment of capital leases	(2,314)	(6,775)
Net cash provided (used) by financing activities	(9,494)	(18,278)

Net increase (decrease) in cash and cash equivalents	(4,330)	(147,798)

Cash and cash equivalents at the beginning of period	77,773	266,327

Cash and cash equivalents at end of period	$73,443	$118,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$755	$1,489
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers two models: the X132 Hellcat and the P120 Fighter. The P120 Fighter is in its third year of production. The X132 Hellcat model has been in production since the beginning of 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010.  The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the recent economic downturn in the United States and around the world.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  Inventory consists of parts inventory, work in process (WIP), finished goods inventory, apparel inventory and manufacturing overhead associated with WIP and finished goods.

	3/31/2012	12/31/2011
Parts	$298,510	$261,657
Work in process	97,204	23,854
Motorcycle finished goods	118,913	229,568
Apparel inventory	10,348	13,853
Total Inventory	$524,975	$528,662

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, 5 years; furniture and fixtures, 3 to 5 years; equipment, 3 to 5 years.

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $752,973 at March 31, 2012 and $832,333 at December 31, 2011.

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

The Company had the following potential common stock equivalents at March 31, 2012:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected no net income in the first quarter, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

 Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter periods ended March 31, 2012 and 2011, advertising expense was $9,281 and $11,509 respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $36,498 and $33,272 for the quarter periods ended March 31, 2012 and 2011, respectively.

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

There are no fair value measurements as of March 31, 2012 and December 31, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2012	2011
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(203,449)	(199,480)
	$3,867	$7,836

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31,	December 31,
	2012	2011
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
March 31, 2012 and December 31, 2011, respectively), principal
and interest payable monthly, unsecured	$34,441	$39,482

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	2,919	5,058
	37,360	44,540
Less current portion	24,469	32,306
	$12,891	$12,234

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,807 and $107,379 (net) respectively, at March 31, 2012.

At March 31, 2012, future minimum payments due under the capital lease agreements are as follows:

2012	1,588
Future minimum lease payments	1,588
Less amount representing interest	17
Present value of minimum lease payments	1,571
Less current portion	1,571
Long-term capital leases	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On August 9, 2011, we raised $300,000 through the sale of 300,000 shares of common stock to an accredited investor.

Warrants

During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50 with an exercise term of five years. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.50, exercise price -$1.50, expected volatility -115%, risk free interest rate -1.73%. The fair value of $127,050 was recorded to additional paid-in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2010	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2011	105,000	$1.50
Exercisable – March 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2011	105,000	$1.50
Exercisable – June 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	105,000	$1.50
Exercisable – September 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	105,000	$1.50
Exercisable –December 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable – March 31, 2012	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	1.83 years	$1.50	105,000	$1.50

At March 31, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise price -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid-in capital.

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	$1.50
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	2,000,000	$1.50
Exercisable – September 30, 2011	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	2,000,000	$1.50
Exercisable – December 31, 2011	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	2,000,000	$1.50
Exercisable – March 31, 2012	2,000,000	$1.50

The following is a summary of the Company’s options activity:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	1.33 years	$1.50	2,000,000	$1.50

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, these equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was February 12, 2009; therefore the 120th day was June 12, 2009. Furthermore, the Company was required to have the S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $5,000 and $3,000 for the quarters ended March 31, 2012 and 2011, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuit discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

The Company has one pending legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al. The action is pending in the Federal District Court for the District of Massachusetts. The docket number is 1:11 CV 10213JGD. The action was instituted by the corporation as a complaint for declaratory relief seeking to clarify the Chairman's authority to make appointments to the board which was then being challenged by the defendant. The action also has a count for breach of contract relating to the same defendant arising out of a consulting agreement. The action was deemed necessary to resolve the issue surrounding appointments to the board. The defendant has brought a counter claim with several counts seeking an advancement of defense costs, money damages and other relief. Management believes the Company has a meritorious claim and strong defense to the counterclaim.

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with 180 days’ prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.

Rent expense paid under the operating lease obligation totaled $14,548 and $11,998 for the quarters ended March 31, 2012 and 2011, respectively.

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

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including common stock options and common stock warrants. For the comparative period presented, common stock warrants were included in the computation of diluted loss per share. However, the common stock warrants and common stock options were not included in the computation of earnings per share for the current period because the effect would be anti-dilutive. These items could be dilutive in the future.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At March 31, 2012 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $37,360 in notes payable and $1,571 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a backlog of orders; as of the date of this report the Company has 34 orders which represent 6-9 months of production backlog.  The Company projects a significant number of new orders with the unveiling of the X132 Hellcat LWB in the near future.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

•	actual or anticipated fluctuations in our quarterly and annual operating results;
•	decreased demand for our products resulting from changes in consumer preferences;
•	product and services announcements by us or our competitors;
•	loss of any of our key executives;
•	regulatory announcements, proceedings, or changes;
•	competitive product developments;
•	intellectual property and legal developments;
•	mergers or strategic alliances in the motorcycle industry;
•	any business combination we may propose or complete;
•	any financing transactions we may propose or complete; or
•	broader industry and market trends unrelated to our performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) continue to develop the capabilities of its distributor network; (vii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (viii) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (ix) anticipate consumer confidence in the economy; (x) retain and attract talented employees; and (xi) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, increased warranty costs or litigation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company manufactures the P120 Fighter and the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for the quarterly period ended March 31, 2012 was $706,930 compared to $682,544 for the quarterly period ended March 31, 2011. The Company’s quarterly financial performance reflected a slight increase in shipments. Net loss for the quarter ended March 31, 2012 was $15,165 compared to a net income of $15,888 for the quarter ended March 31, 2011.

Cash flow from operating activities was $5,164 for the three months ended March 31, 2012 compared to a negative cash flow of $129,520 for the three months ended March 31, 2011. Net cash flow from financing activities was $(9,494) and $(18,278) for the first three months of 2012 and 2011, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for first quarter 2012 was spent on the production of the X132 Hellcat.  We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $411,151 for the quarterly period ended March 31, 2012 compared to $381,840 for the quarterly period ended March 31, 2011.  Cost of goods sold was higher due to an increase in motorcycle shipments.

Gross Profit

Gross profit was $295,779 for the quarterly period ended March 31, 2012, compared to $300,704 for the quarterly period ended March 31, 2011. Gross profit as a percentage of revenue was 41.8% and 44.1% for the quarterly periods ending March 31, 2012 and 2011, respectively.  Gross profit was lower due to lower profit margins realized on the X132 Hellcat.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $288,691 for the quarterly period ended March 31, 2012, compared to $265,055 in 2011. The first quarter 2012 SG and A expense includes a non-cash stock option expense of $86,172.  Excluding the effect of stock option expense, SG and A expenses decreased 23.6% over the prior year primarily due to lower marketing and travel expenses in 2011.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $36,498 and $33,272 for the quarters ended March 31, 2012 and 2011, respectively.

Results of Operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011

	Quarter ended
	March 31,	March 31,
(in whole dollars)	2012	2011
Revenue from motorcycles & related products	$706,930	$682,544
Gross Profit	$295,779	$300,704
Operating Expense	$325,189	$298,327
Other Income (Expense)	$14,245	$13,511
Net Income (Loss)	$(15,165)	$15,888
Earnings (Loss) per Share-Basic & Diluted	$(0.00)	$0.00

Plan of Operation

Strengthen our Position in our Core Market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we have introduced the X132 Hellcat, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal,Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Liquidity and Capital Resources

At March 31, 2012, we had cash of $73,443.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2012.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

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

CONFEDERATE MOTORS, INC.

Date: May 15, 2012	By:	/s/ Joseph Mitchell
Joseph Mitchell, CFO Principal Financial Officer