Form 10-Q
period 2012-06-30
Confederate Motors, Inc.
filed 2012-08-09
CIK 1346346

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2012: 13,354,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
June 30, 2012
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II-- OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$209,448	$77,773
Inventory	412,765	528,662
Prepaid inventory	20,285	11,950
Prepaid expenses	417,951	545,761
Total current assets	1,060,449	1,164,146

Property and equipment, net	611	7,836

Total assets	$1,061,060	$1,171,982

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$158,848	$167,163
Accrued interest payable	7,502	7,502
Accrued salaries	106,000	101,000
Accrued payroll tax liability	75,169	82,669
Deferred revenue	881,709	832,333
Warranty reserve	8,600	8,600
Other accrued expenses	25,592	24,308
Registration rights liability	251,250	251,250
Current portion of notes payable	22,165	32,306
Current portion of capital leases	-	3,885
Current portion of deferred exclusive agency fee	30,000	60,000
Total current liabilities	1,566,835	1,571,016

Notes payable, less current portion	7,861	12,234

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2012 and 2011	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,254,998 shares outstanding in 2012 and 13,254,998 shares outstanding in 2011	13,254	13,254
Additional paid-in capital	9,712,178	9,712,178
Accumulated deficit	(10,239,068)	(10,136,700)
Total stockholders’ deficit	(513,636)	(411,268)
Total liabilities and stockholders’ deficit	$1,061,060	$1,171,982

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Sales	$765,381	$612,454	$1,472,312	$1,294,998

Cost of goods sold	(559,571)	(336,404)	(970,722)	(718,244)

Gross profit	205,810	276,050	501,590	576,754

Selling, general and administrative expenses	306,930	283,862	632,119	582,189

Loss from operations	(101,120)	(7,812)	(130,529)	(5,435)

Other income (expense)
Other income	14,468	15,000	29,468	30,000
Interest expense	(552)	(2,198)	(1,307)	(3,687)
	13,916	12,802	28,161	26,313

Net income (loss) before income taxes	$(87,204)	$4,990	$(102,368)	$20,878

Net income (loss) before income taxes per common share
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average shares outstanding
Basic	13,254,998	12,954,998	13,254,998	12,954,998
Diluted	13,254,998	13,059,998	13,254,998	13,059,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended

	June 30,	June 30,
	2012	2011
Operating activities
Net income (loss)	$(102,368)	$20,878
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation	7,226	11,561
Deferred exclusive agency fee	(30,000)	(30,000)
Options issued for services	172,345	-
Change in operating assets and liabilities
Inventory	115,898	138,277
Prepaid Expenses	(44,535)	-
Prepaid inventory	(8,336)	-
Accounts payable	(8,315)	49,110
Accrued salaries	5,000	-
Accrued payroll tax liability	(7,500)	(5,000)
Other accrued expenses	1,284	(3,489)
Deferred revenue	49,376	(232,130)
Net cash provided (used) by operating activities	$150,075	$(50,793)

Investing activities
Net cash used by investing activities		-

Financing activities
Repayment of notes payable	(14,515)	(18,278)
Repayment of capital leases	(3,885)	(12,967)
Net cash provided (used) by financing activities	$(18,400)	$(31,245)

Net increase (decrease) in cash and cash equivalents	131,675	(82,038)

Cash and cash equivalents at the beginning of period	77,773	266,327

Cash and cash equivalents at end of period	$209,448	$184,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,307	$3,687
Income taxes	$	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers two models: the X132 Hellcat and the P131 Fighter. The P131 Fighter is in its third year of production. The X132 Hellcat model has been in production since the beginning of 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010.  The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

	6/30/2012	12/31/2011
Parts	$317,545	$261,657
Work in process	81,266	23,854
Motorcycle finished goods	-	229,568
Apparel inventory	13,954	13,583
Total Inventory	$412,765	$528,662

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $881,709 at June 30, 2012 and $832,333 at December 31, 2011.

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

The Company had the following potential common stock equivalents at June 30, 2012:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected no net income in the second quarter, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Income tax periods 2009, 2010 and 2011 are open for examination by taxing authorities.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At June 30, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter ended June 30, 2012 and 2011, advertising expense was $19,135 and $3,366 respectively.  Year to date advertising expense totaled $28,416 and $14,875 for 2012 and for 2011, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $30,551 and $34,222 for the quarter ended June 30, 2012 and 2011, respectively. Year-to-date R&D expense totaled $67,050 and $67,494 for 2012 and 2011, respectively.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

There are no fair value measurements as of June 30, 2012 and December 31, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2012	2011
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	119,068	119,068
Leasehold improvements	39,886	39,886
	207,316	207,316
Less accumulated depreciation	(206,705)	(199,480)
	$611	$7,836

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30,	December 31,
	2012	2011
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
June 30, 2012 and December 31, 2011, respectively), principal
and interest payable monthly, unsecured	$29,289	$39,482

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	737	5,058
	30,026	44,540
Less current portion	22,165	32,306
	$7,861	$12,234

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $108,807 and $108,807 (net) respectively, at June 30, 2012.

At June 30, 2012, there were no future minimum payments due under the capital lease agreements.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – March 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2011	105,000	$1.50
Exercisable – June 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	105,000	$1.50
Exercisable – September 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	105,000	$1.50
Exercisable – December 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable –March 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	1.58 years	$1.50	105,000	$1.50

At June 30, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

	Options	Weighted Average Exercise Price

Exercisable – September 30, 2011	2,000,000	$1.50
Granted
Exercised
Forfeited
Outstanding – December 31, 2011	2,000,000	$1.50
Exercisable – December 31, 2011	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	2,000,000	$1.50
Exercisable – March 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	2,000,000	$1.50
Exercisable – June 30, 2012	2,000,000	$1.50

The following is a summary of the Company’s options activity:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	1.25 years	$1.50	2,000,000	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $5,500 for the quarters ended June 30, 2012 and 2011, respectively. Year to date compensation was $8,000 and $8,500 for the six months ending June 30, 2012 and 2011.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

Rent expense paid under the operating lease obligation totaled $14,548 and $14,158 for the quarters ended June 30, 2012 and 2011, respectively.

At June 30, 2012, future minimum payments due under the operating lease agreements are as follows:

July 1 through December 31, 2012	$29,096
2013	48,493
Future minimum lease payments	$77,589

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2012-02 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including common stock options and common stock warrants. For the comparative periods presented, the common stock warrants were included in calculating diluted earnings per share. However, the common stock warrants and common stock options were not included in the computation of the per share loss for the current periods because the effect would be anti-dilutive. These items could be dilutive in the future.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At June 30, 2012 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $30,026 in notes payable which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

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

NOTE 14 – SUBSEQUENT EVENTS

In July 2012, the Company raised $41,000 through the sale of 100,000 shares of common stock to accredited investors.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●	actual or anticipated fluctuations in our quarterly and annual operating results;
●	decreased demand for our products resulting from changes in consumer preferences;
●	product and services announcements by us or our competitors;
●	loss of any of our key executives;
●	regulatory announcements, proceedings, or changes;
●	competitive product developments;
●	intellectual property and legal developments;
●	mergers or strategic alliances in the motorcycle industry;
●	any business combination we may propose or complete;
●	any financing transactions we may propose or complete; or
●	broader industry and market trends unrelated to our performance.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company manufactures the P131 Fighter and the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for the quarterly period ended June 30, 2012 was $765,381 compared to $612,454 for the quarterly period ended June 30, 2011. The Company’s quarterly financial performance reflected a slight increase in shipments. Year-to-date net revenue was $1,472,312 compared to $1,294,998 for the periods ending June 30, 2012 and 2011, respectively. Net loss for the quarter ended June 30, 2012 was $87,204 compared to a net income of $4,990 for the quarter ended June 30, 2011.  Year-to-date net loss was $102,368 compared to net income of $20,878 for the periods ending June 30, 2012 and 2011, respectively.

Cash flow from operating activities was $150,075 for the six months ended June 30, 2012 compared to a negative cash flow of $50,793 for the six months ended June 30, 2011. Net cash flow used by financing activities was $18,400 and $31,245 for the first six months of 2012 and 2011, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for second quarter 2012 was spent on the production of the X132 Hellcat.  We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $559,571 for the quarterly period ended June 30, 2012 compared to $336,404 for the quarterly period ended June 30, 2011.  Cost of goods sold was higher due to an increase in motorcycle shipments.  Cost of goods sold was $970,722 and $718,244 for the first six months of 2012 and 2011, respectively.

Gross Profit

Gross profit was $205,810 for the quarterly period ended June 30, 2012, compared to $276,050 for the quarterly period ended June 30, 2011. Gross profit as a percentage of revenue was 26.9% and 45.1% for the quarterly periods ending June 30, 2012 and 2011, respectively.  Gross profit was lower due to lower profit margins realized on the X132 Hellcat.  Year-to-date gross profit was $501,590 and $576,754 for 2012 and 2011, respectively. Year-to-date gross profit as a percentage of revenue was 34.1% and 44.5% for 2012 and 2011, respectively.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative costs (SG and A) was $306,930 for the quarterly period ended June 30, 2012, compared to $283,862 in 2011. The second quarter 2012 SG and A expense includes a non-cash stock option expense of $86,172.  Excluding the effect of stock option expense, SG and A expenses decreased 22.2% over the prior year due to decreases in salaries, benefits, and rent expenses.  Year-to-date SG and A expenses were $632,119 and $582,189 for the first six months of 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $30,551 and $34,222 for the quarters ended June 30, 2012 and 2011, respectively. Research and development expenditures were $67,050 and $67,494 for the first six months of 2012 and 2011, respectively.

Results of Operations for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in whole dollars)	2012	2011	2012	2011
Revenue from motorcycles & related products	$765,381	$612,454	$1,472,312	$1,294,998
Gross Profit	$205,810	$276,050	$501,590	$576,754
Operating Expense	$306,930	$283,862	$632,119	$582,189
Other Income (Expense)	$13,916	$12,802	$28,161	$26,313
Net Income (Loss)	$(87,204)	$4,990	$(102,368)	$20,878
Earnings (Loss) per Share	$(0.01)	$0.00	$(0.01)	$0.00

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

Develop our Internet Business

As our current and only web presence, confederate.com encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 36,000 per month in 2012.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash of $209,448.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued various ASUs through No. 2012-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2012.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14 Certification by Principal Executive Officer

31.2	Rule 13a-14 Certification by Chief Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: August 9, 2012	By:	/s/ Joseph Mitchell
Joseph Mitchell, CFO Principal Financial Officer