Form 10-Q
period 2012-09-30
Confederate Motors, Inc.
filed 2012-11-14
CIK 1346346

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CONFEDERATE MOTORS, INC.

DELAWARE	000-52500	26-4182621
(State or other jurisdiction ofincorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2012: 13,354,998 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
September 30, 2012
INDEX

PART I-- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$85,153	$77,773
Inventory	530,996	528,662
Prepaid inventory	9,643	11,950
Prepaid expenses	331,861	545,761
Note Receivable	75,000	-
Total current assets	1,032,653	1,164,146

Property and equipment, net	3,894	7,836

Total assets	$1,036,547	$1,171,982

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$232,278	$167,163
Accrued interest payable	7,502	7,502
Accrued salaries	96,000	101,000
Accrued payroll tax liability	68,745	82,669
Deferred revenue	859,921	832,333
Warranty reserve	8,600	8,600
Other accrued expenses	28,224	24,308
Registration rights liability	251,250	251,250
Current portion of notes payable	24,047	32,306
Current portion of capital leases	3,435	3,885
Current portion of deferred exclusive agency fee	15,000	60,000
Total current liabilities	1,595,002	1,571,016

Notes payable, less current portion	-	12,234

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2012 and 2011	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,354,998 shares outstanding in 2012 and 13,254,998 shares outstanding in 2011	13,354	13,254
Additional paid-in capital	9,753,078	9,712,178
Accumulated deficit	(10,324,887)	(10,136,700)
Total stockholders’ deficit	(558,455)	(411,268)
Total liabilities and stockholders’ deficit	$1,036,547	$1,171,982

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales	$544,055	$280,858	$2,016,367	$1,575,856

Cost of goods sold	(446,047)	(168,482)	(1,416,769)	(886,726)

Gross profit	98,008	112,376	599,598	689,130

Selling, general and administrative expenses	297,317	338,874	929,437	921,064

Loss from operations	(199,309)	(226,498)	(329,839)	(231,934)

Other income (expense)
Other income	114,851	15,000	144,319	45,000
Interest expense	(1,360)	(1,400)	(2,667)	(5,087)
	113,491	13,600	141,652	39,913

Net income (loss) before income taxes	(85,818)	(212,898)	(188,187)	(192,021)
Income tax expense	-	-	-	-
Net income (loss)	$(85,818)	$(212,898)	$(188,187)	$(192,021)

Net income (loss) before income taxes per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and diluted	13,350,650	13,124,553	13,287,115	13,012,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Operating activities
Net income (loss)	$(188,187)	$(192,021)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation	8,066	15,530
Deferred exclusive agency fee	(45,000)	(45,000)
Options issued for services	258,158	57,449
Change in operating assets and liabilities
Inventory	(2,334)	116,540
Prepaid inventory	2,307	-
Prepaid expenses	(44,258)	-
Accounts payable	65,115	(48,589)
Accrued salaries	(5,000)	-
Accrued payroll tax liability	(13,924)	(14,000)
Other accrued expenses	3,916	(9,824)
Deferred revenue	27,588	(196,110)
Note Receivable	(75,000)	-

Net cash provided (used) by operating activities	$(8,554)	$(316,025)

Investing activities
Due from related party	-	3,750
Equipment	(4,123)	-
Net cash provided (used) by investing activities	(4,123)	3,750

Financing activities
Repayment of notes payable	(20,493)	(25,162)
Repayment of capital leases	(450)	(16,034)
Proceeds from issuance of stock	41,000	300,000
Net cash provided (used) by financing activities	$20,057	$258,804

Net increase (decrease) in cash and cash equivalents	7,380	(53,471)

Cash and cash equivalents at the beginning of period	77,773	266,327

Cash and cash equivalents at end of period	$85,153	$212,856

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Options issued for services	-	689,382
Cash paid during the period for:
Interest	$2,667	$5,087
Income taxes	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one model: the X132 Hellcat. The X132 Hellcat model has been in production since the beginning of 2012. On September 27, 2012 the Company sold the design and manufacturing rights to the Fighter model to a third party. The Company still advertises the R131 Fighter on its website as available for sale. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010.  The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

	9/30/2012	12/31/2011
Parts	$361,517	$261,657
Work in process	114,139	23,854
Motorcycle finished goods	43,790	229,568
Apparel inventory	11,550	13,583
Total Inventory	$530,996	$528,662

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $859,921 at September 30, 2012 and $832,333 at December 31, 2011.

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

The Company had the following potential common stock equivalents at September 30, 2012:

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter ended September 30, 2012 and 2011, advertising expense was $11,920 and $4,314 respectively.  Year-to-date advertising expense totaled $40,336 and $19,190 for 2012 and for 2011, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $12,108 and $52,347 for the quarter ended September 30, 2012 and 2011, respectively. Year-to-date R&D expense totaled $79,158 and $119,841 for 2012 and 2011, respectively.

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

There are no fair value measurements as of September 30, 2012 and December 31, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2012	2011
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	123,191	119,068
Leasehold improvements	39,886	39,886
	211,439	207,316
Less accumulated depreciation	(207,545)	(199,480)
	$3,894	$7,836

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30,	December 31,
	2012	2011
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
September 30, 2012 and December 31, 2011, respectively), principal
and interest payable monthly, unsecured	$24,047	$39,482

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	-	5,058
	24,047	44,540
Less current portion	24,047	32,306
	$-	$12,234

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $112,927 and $109,033 (net) respectively, at September 30, 2012.

At September 30, 2012, future minimum payments due under the capital lease agreements are as follows:

October 1 through December 31, 2012	$1,031
2013	2,749
Future minimum lease payments	3,780
Less amount representing interest	345
Present value of minimum lease payments	3,435
Less current portion	3,435
Long-term capital leases	$-

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – June 30, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2011	105,000	$1.50
Exercisable – September 30, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	105,000	$1.50
Exercisable – December 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable – March 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	1.33 years	$1.50	105,000	$1.50

At September 30, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise price -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid-in capital and prepaid expenses. The amount recorded is being amortized to expense on a straight-line basis over 24 months.

	Options	Weighted Average Exercise Price

Exercisable – December 31, 2011	2,000,000	$1.50
Granted
Exercised
Forfeited
Outstanding – March 31, 2012	2,000,000	$1.50
Exercisable – March 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	2,000,000	$1.50
Exercisable – June 30, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	2,000,000	$1.50
Exercisable – September 30, 2012	2,000,000	$1.50

The following is a summary of the Company’s options activity:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	0.94 years	$1.50	2,000,000	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended September 30, 2012 and 2011, respectively. Year-to-date compensation was $11,000 and $9,000 for the nine months ended September 30, 2012 and 2011.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

The Company is currently in negotiations to settle this litigation and believes a settlement may be reached in the near future.

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with 180 days’ prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.

Rent expense paid under the operating lease obligation totaled $14,548 and $14,158 for the quarters ended September 30, 2012 and 2011, respectively.

At September 30, 2012, future minimum payments due under the operating lease agreements are as follows:

October 1 through December 31, 2012	$14,938
2013	49,792
Future minimum lease payments	$64,730

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2012-07 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 11 – CONCENTRATION OF CREDIT RISK

At September 30, 2012 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – NOTE RECEIVABLE

On September 27, 2012 the Company sold the design and manufacturing rights to the Fighter model to a third party. The sales price was $100,000 of which $25,000 was received at the time of the sale. The remaining $75,000 was made payable within one year. In addition, the Company entered into a royalty agreement whereby the buyer pays a royalty fee if the motorcycle is sold under the trade name “Confederate” and/or “Fighter”. The agreement provides for a commission on sales originated by the Company.

NOTE 13 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $24,047 in notes payable which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a backlog of orders; as of the date of this report the Company has 30 orders which represent 6 months of production backlog.  The Company projects a significant number of new orders with the unveiling of the X132 Hellcat LWB in the near future.  Company also may seek additional funding through the sale of equity or debt securities.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 14 – SUBSEQUENT EVENTS

The Company has entered into settlement negations with Mr. Terny in regard to the litigation disclosed in Note 7. An installment payment of $12,500 related to the notes receivable referenced in Note 12 was received in October.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company manufactures the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for the quarterly period ended September 30, 2012 was $544,055 compared to $280,858 for the quarterly period ended September 30, 2011. The Company’s quarterly financial performance reflected a slight increase in shipments. Year-to-date net revenue was $2,016,367 compared to $1,575,856 for the periods ended September 30, 2012 and 2011, respectively. Net loss for the quarter ended September 30, 2012 was $85,818 compared to a net loss of $212,898 for the quarter ended September 30, 2011.  Year-to-date net loss was $188,187 compared to $192,021 net loss for the periods ended September 30, 2012 and 2011, respectively.

Cash flow from operating activities was a negative $8,554 for the nine months ended September 30, 2012 compared to a negative cash flow from operating activities of $316,025 for the nine months ended September 30, 2011. The difference was primarily due to an increase in stock option expense. Cash flow from investing activities was negative $4,123 compared to a positive $3,750 for the nine months ended September 30, 2012 and 2011, respectively. Net cash flow provided by financing activities was $20,057 and $258,804 for the first nine months of 2012 and 2011, respectively. In 2011, the Company raised $300,000 from the sale of stock.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment.  At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for third quarter 2012 was spent on the production of the X132 Hellcat.  We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $446,047 for the quarterly period ended September 30, 2012 compared to $168,482 for the quarterly period ended September 30, 2011.  Cost of goods sold was higher mainly due to an increase in motorcycle shipments.  In addition, cost of goods sold included a write-off of inventory related to the sale of the Fighter design and manufacturing rights. Cost of goods sold was $1,416,769 and $886,726 for the first nine months of 2012 and 2011, respectively.

Gross Profit

Gross profit was $98,008 for the quarterly period ended September 30, 2012, compared to $112,376 for the quarterly period ended September 30, 2011. Gross profit as a percentage of revenue was 18% and 40% for the quarterly periods ended September 30, 2012 and 2011, respectively.  Gross profit was lower due to lower profit margins realized on the new product, the X132 Hellcat, which has a lower sales price than the Fighter.  Year-to-date gross profit was $599,598 and $689,130 for 2012 and 2011, respectively. Year-to-date gross profit as a percentage of revenue was 29.7% and 43.7% for 2012 and 2011, respectively.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative costs (SG and A) was $297,317 for the quarterly period ended September 30, 2012, compared to $338,874 in 2011. The third quarter 2012 SG and A expense includes a non-cash stock option expense of $86,173. Third quarter 2011 SG and A expense includes a non-cash expense of $57,449 related to stock options.  Excluding the effect of stock option expense, SG and A expenses decreased 24.9% over the prior year due to decreases in salaries, benefits.  Year-to-date SG and A expenses were $929,437 and $921,064 for the first nine months of 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $12,108 and $52,347 for the quarters ended September 30, 2012 and 2011, respectively. Research and development expenditures were $79,158 and $119,841 for the first nine months of 2012 and 2011, respectively.  R&D expense was lower due to a decrease in salaries.

Results of Operations for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in whole dollars)	2012	2011	2012	2011
Revenue from motorcycles & related products	$544,055	$280,858	$2,016,367	$1,575,856
Gross Profit	$98,008	$112,376	$599,598	$689,130
Operating Expense	$297,317	$338,874	$929,437	$921,064
Other Income (Expense)	$113,491	$13,600	$141,652	$39,913
Net Income (Loss)	$(85,818)	$(212,898)	$(188,187)	$(192,021)
Earnings (Loss) per Share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of certain components and parts, assembly of motorcycle components and conducting quality control of finished motorcycles.  Certain motorcycle components specific to our bikes are outsourced for production to our specifications to various vendors, including engines, machined frame components, transmission gears, belt drives, fenders, fuel tanks, and seats.  Other key components are purchased off-the-shelf from various independent suppliers mostly located in the United States, including brake and suspension systems, drive belts, ignition starters, wheels, tires, lights and batteries.  Components manufactured by us in-house include electrical harnesses and wiring and welded motorcycle frames, and exhaust.

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $85,153.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued various ASUs through No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2012.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is currently in negotiations to settle this litigation and believes a settlement may be reached in the near future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2012, we commenced our non-public offering of up to 1,000,000 shares of common stock at $.41 per share to be sold pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) to U.S. investors and pursuant to Regulation S promulgated by the SEC to non-U.S. persons.  In July 2012 we sold 100,000 of the shares in the offering to two investors for gross proceeds of $41,000.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the two investors in this offering was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these sales and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with this offering.  The shares sold in this offering were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

CONFEDERATE MOTORS, INC.

Date: November 14, 2012	By:	/s/ Joseph Mitchell
Joseph Mitchell, CFO Principal Financial Officer