Form 10-K
period 2012-12-31
Confederate Motors, Inc.
filed 2013-04-16
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $4,041,383.

The number of shares outstanding of the registrant’s common stock on April 5, 2013, was 13,471,277.

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

PART I

ITEM 1.  BUSINESS

Historical Development

We are a publicly held company incorporated in the State of Delaware in May of 2005.  On February 12, 2009, we entered into an Agreement and Plan of Merger and Reorganization by which we acquired all of the outstanding stock of Confederate Motor Company, Inc., a Louisiana corporation (“CMCI”).  CMCI was thereafter the operating subsidiary of our company.

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

Our Motorcycle Business

We are engaged in the design and assembly of premium, heavyweight motorcycles geared for high net worth customers. The Company currently offers one model, known as the X132 Hellcat.  The X132 Hellcat began production in January 2012. On September 27, 2012, the Company sold the design and manufacturing rights to the Fighter model to a third party. The Company still advertises the R131 Fighter on its website as available for sale.  Our design and assembly operations are based in Birmingham, Alabama.  Rather than making capital investments in manufacturing equipment, the Company’s operations are limited to assembly of the motorcycles from outsourced parts resulting in a relatively low fixed cost structure.  All motorcycles are designed and assembled under the direction of our CEO and founder, H. Matthew Chambers.

It is the foundational philosophy of the Confederate brand that our motorcycle lines reflect the heritage of the American hot rod motorcycle tradition.  Our original Hellcat line was inspired by the post WWII fighter pilot who, upon return from service in the military, promptly bought an American V-Twin motorcycle, stripped it to its barest essentials and tuned the motor to the farthest extent possible without compromising reliability.  This formula, along with Bauhaus (Design based on principles of functionalism and truth to materials) influenced minimalist avant-garde approach has consistently been applied to our motorcycle lines.

Our X132 Hellcat Motorcycle Line

We offer a third generation of our Hellcat line known as the X132 Hellcat.  This design incorporates absolute chassis and power train rigidity along with complete resistance to core fatigue.  For this model we have developed a new unitized power train casing, which is precision carved from a 400 pound block of 6061 aircraft grade aluminum which management believes provides superior structural integrity at low weight.  The new casing encapsulates a big-boned, large diameter chassis/power train mounting system based on experience gained from twenty years of Hellcat design.

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

We intend to develop and introduce new products to appeal to the changing needs of our target clients and to bring new clients to the Confederate brand.  We believe we can expand our traditional market niche by combining hot rod street credibility, avant-garde American design and quality hand craftsmanship.  We believe that the aesthetics of our new third generation architecture simplified to a slightly more conventional level will both solidify and grow our present target audience and open our Confederate brand to high net worth individuals.

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

For calendar year 2013, we intend to launch a print advertising campaign to showcase the Hellcat as our unique vision of the perfected American roadster.

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of certain components and parts, assembly of motorcycle components and conducting quality control of finished motorcycles.  Certain motorcycle components specific to our bikes are outsourced for production to our specifications to various vendors, including engines, machined frame components, transmission gears, belt drives, fenders, fuel tanks and seats.  Other key components are purchased off-the-shelf from various independent suppliers mostly located in the United States, including brake and suspension systems, drive belts, ignition starters, wheels, tires, lights and batteries.  Components manufactured by us in-house include electrical harnesses and wiring, welded motorcycle frames, and exhaust.

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

Research and Development

During the year ended December 31, 2012, we spent $209,592 on research and development related to development of new motorcycle models.  During the year ended December 31, 2011, we spent $184,165 on research and development of new motorcycle models.  We anticipate continuing these research and development activities on an ongoing basis.

Trademarks and Trade Names

We hold or have applied for several federal trade names used in our business, including “Hellcat,” “Confederate,” “Fighter,” “Bohemian,” “Speedster,” “D'Orleans,” “El Bandito,” “Rake,” “Renovatio,” “Curtiss,” “Copperhead,” and “Art of Rebellion.”  We also hold a patent (U.S. Patent No. 5,857,538 issued on January 12, 1999) for the frame rigidity of our motorcycles.  We also have website URLs for “Confederate.com” and “Workandcycle.com.”

Government Regulation

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.  Our vehicles and our manufacturing and repair facility are also subject to environmental regulations.

We plan to submit the X132 Hellcat to the various applicable governmental agencies for certification requirements and standards at the end of 2013.  For this purpose, we have retained a leading certified motorcycle testing lab.  We expect to incur costs of approximately $50,000 to comply with motorcycle safety and emissions requirements.  As new laws and regulations are adopted, we will assess their effects on current and future Confederate motorcycle products.

Employees

At April 5, 2013, we had a total of 10 full time employees, consisting of 5 personnel in production and procurement and 5 personnel in management, design, sales and marketing.  None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

Our principal offices are located at 2222 5th Avenue South, Birmingham, Alabama.  We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending October 31, 2013. Our Birmingham facility consists of about 8,000 square feet.  Monthly lease payments are $4,580.  We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

We have one legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al, which was pending in 2011. The case was settled in 2012 with a mutual settlement agreement.  The settlement agreement calls for scheduled payments by the Company totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.

ITEM 4.  MINE SAFETY DISCLOSURES

Because the Company is not engaged in mining operations, no disclosure is required pursuant to this item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB and our trading symbol is “CFED”.  We do not believe that a material number of our shares of common stock trade on a regular basis. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended December 31, 2011	First	$1.01	$1.01
	Second	$1.01	$1.01
	Third	$1.71	$0.75
	Fourth	$1.80	$0.18

For the Fiscal Year Ended December 31, 2012	First	$0.35	$0.18
	Second	$0.40	$0.20
	Third	$0.21	$0.20
	Fourth	$0.40	$0.21

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

Holders

As of April 5, 2013, we had approximately 57 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed American Registrar and Transfer Company, Salt Lake City, Utah, to act as the transfer agent of our common stock.

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

In December 2012, the Company raised $50,000 through the sale of 116,279 shares of common stock to an accredited investor.

The investors were accredited investors at the time of the issuances.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2012	0		-	-	-
November 1-30, 2012	805,000	(1)	$.43	805,000	0
December 1-31, 2012	0		-	-	-
Total	805,000			805,000	0

(1) On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was required to be paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before March 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

We produce premium, heavyweight (651+cc) motorcycles. CM manufactures the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for 2012 was $2,561,260 compared to $1,933,612 for 2011. The Company’s year end financial performance reflected an increase in motorcycle shipments.  Net loss was $509,680 in 2012 compared to a net loss of $461,884 in 2011. Net loss for 2012 includes a non-cash stock option expense of $344,691.

Cash flow from operating activities was $16,549 in 2012 compared to a negative cash flow of $441,697 in 2011.  Net cash flow from investing activities was $0 and $3,750 for 2012 and 2011, respectively. Net cash flow from financing activities was $34,594 and $249,393 for 2012 and 2011, respectively.

We believe that the near-term global economic environment will be challenging for the business and we will continue to make prudent decisions to manage through this uncertain environment. At the same time, we are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for 2012 was spent on production of the Hellcat series. A significant amount of time was also spent making engineering improvements to the new model as well as the strategic repositioning of the direct sales model to a hybrid model of direct domestic sales combined with international distribution and dealer networks. We also established distribution partners in China and Russia. We maintain a sales backlog for which the revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $1,777,795 in 2012 compared to $1,238,466 in 2011. The increase in cost of goods sold was primarily due to an increase in motorcycle shipments.

Gross Profit

Gross profit was $783,465 in 2012 compared to $695,146 in 2011. Gross profit was higher due to an increase in motorcycle shipments. Gross profit percentage declined to 30.6% of revenue from 35.9% the prior year due to lower average selling price.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative costs (“SG and A”) was $1,280,252 in 2012 compared to $1,127,927 in 2011. The 2012 and 2011 SG and A expense include stock option expense of $344,691 and $143,621, respectively.  Excluding the effect of stock option expense, SG and A expenses decreased 5% over the prior year primarily due to lower Sales and Public Relations salary in 2012.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $209,592 and $184,165 for the years ended 2012 and 2011, respectively.

Results of Operations for the year ended December 31, 2012 Compared to the year ended December 31, 2011

	Year Ended
	December 31, 2012	December 31, 2011
Revenue from motorcycles & related products	$2,561,260	$1,933,612
Gross Profit	$783,465	$695,146
Operating Expense	$1,489,844	$1,312,092
Other Income (Expense)	$196,699	$155,062
Net Income (Loss)	$(509,680)	$(461,884)
Earnings (Loss) per Share	$(0.04)	$(0.04)

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

Liquidity and Capital Resources

At December 31, 2012, we had cash of $128,916.

The Company increased it’s cash position by $51,143 over the prior year.  The increase was a result of $91,000 proceeds from issuance of stock.  Cash flow from operations improved to $16,549 from a loss of $441,697 in 2011.  The improvement was partially a result of lower inventory balance which the Company will need to replenish with a capital raise from a planned stock offering.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Over the next 12 months, we will focus production on the X132 Hellcat.  The Company has a significant backlog of orders; as of the date of this report the Company has 30 orders which represent 4-6 months of production backlog.  The projected capital expenditure for inventory to increase production is approximately $350,000.  We intend to raise the capital through the sale and issuance of our capital stock.

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

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2013-05 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Confederate Motors, Inc.

We have audited the accompanying consolidated balance sheets of Confederate Motors, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701
Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222
abcpas.net

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Confederate Motors, Inc. as of December 31, 2012 and 2011, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC
Salt Lake City, Utah
April 11, 2013

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$128,916	$77,773
Inventory	345,632	528,662
Prepaid expenses	201,070	545,761
Prepaid inventory	11,015	11,950
Notes receivable	62,500	-
Total current assets	749,133	1,164,146

Property and equipment, net	3,550	7,836
Total assets	$752,683	$1,171,982

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$201,320	$167,163
Accrued interest payable	7,502	7,502
Accrued salaries	201,000	101,000
Accrued payroll tax liability	67,245	82,669
Deferred revenue	817,582	832,333
Deferred sales commission and royalty	49,982	-
Warranty reserve	8,600	8,600
Other accrued expenses	21,708	24,308
Registration rights liability	175,500	251,250
Payable to be settled in stock	50,000	-
Settlement payable	275,000	-
Current portion of notes payable	18,737	32,306
Current portion of capital leases	2,405	3,885
Current portion of deferred exclusive agency fee	-	60,000
Total current liabilities	1,896,581	1,571,016

Notes payable, less current portion	-	12,234

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,471,277 and 13,254,998 shares outstanding at December 31, 2012 and 2011, respectively	13,470	13,254
Additional paid-in capital	9,802,962	9,712,178
Treasury shares	(313,950)	-
Accumulated deficit	(10,646,380)	(10,136,700)
Total stockholders’ deficit	(1,143,898)	(411,268)
Total liabilities and stockholders’ deficit	$752,683	$1,171,982

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
Years ended December 31, 2012 and 2011

	2012	2011

Sales	$2,561,260	$1,933,612

Cost of goods sold	(1,777,795)	(1,238,466)

Gross profit	783,465	695,146
Operating expenses:
Research and development	209,592	184,165
Selling, general and administrative expenses	1,280,252	1,127,927
Total operating expenses	1,489,844	1,312,092

Loss from operations	(706,379)	(616,946)

Other income (expense)
Gain from extinguishment of debt	-	101,000
Gain on litigation settlement	39,700
Other income	160,000	60,000
Interest, net	(3,001)	(5,938)
Total other income	196,699	155,062

Net loss	$(509,680)	$(461,884)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	13,304,178	13,073,344

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
Years ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2010	12,954,998	$12,954	$-	$8,723,096	$(9,674,816)	$(938,766)

Issuance of common stock for cash	300,000	300		299,700		300,000

Stock options issued for services				689,382		689,382

Net loss					(461,884)	(461,884)
Balance at December 31, 2011	13,254,998	$13,254	$-	$9,712,178	$(10,136,700)	$(411,268)

Issuance of common stock for cash	216,279	216		90,784		91,000

Treasury stock			(313,950)			(313,950)
Net loss					(509,680)	(509,680)
Balance at December 31, 2012	13,471,277	$13,470	$(313,950)	$9,802,962	$(10,646,380)	$(1,143,898)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011

	2012	2011
Operating activities
Net Loss	$(509,680)	$(461,884)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	8,409	19,500
Options issued for services	344,691	143,621
Deferred exclusive agency fee	(60,000)	(60,000)
Write-off of inventory	42,483	-
Gain on litigation settlement	(39,700)	-
Gain on sale of assets	(62,500)	-
Change in operating assets and liabilities
Inventory	140,547	(95,656)
Prepaid inventory	935	3,650
Accounts payable	34,157	24,243
Accrued salaries	100,000	101,000
Accrued payroll tax liability	(15,424)	(122,000)
Other accrued expenses	(2,600)	1,915
Deferred revenue	(14,751)	3,914
Deferred sales commission and royalty	49,982	-
Net cash provided (used) by operating activities	16,549	(441,697)

Investing activities
Due from related party	-	3,750
Net cash used by investing activities	-	3,750

Financing activities
Repayment of notes payable	(25,803)	(32,308)
Repayment of capital leases	(5,603)	(18,299)
Payments for treasury shares	(25,000)	-
Proceeds from issuance of stock, net of stock issuance costs	91,000	300,000
Net cash provided by financing activities	34,594	249,393

Net increase (decrease) in cash and cash equivalents	51,143	(188,554)

Cash and cash equivalents at the beginning of year	77,773	266,327

Cash and cash equivalents at end of year	$128,916	$77,773

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Options issued for services	$-	$689,382
Equipment obtained with capital lease	$4,123	$-
Treasury stock	$313,950	$-
Cash paid during the year for:
Interest expense	$3,001	$5,938
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include Confederate Motors, Inc., and Confederate Motor Company, Inc. (collectively, the “Company”).  All intercompany accounts have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

	12/31/12	12/31/11
Parts	$183,069	$261,657
Work in process	86,433	23,854
Motorcycle finished goods	67,611	229,568
Apparel Inventory	8,519	13,583
Total Inventory	$345,632	$528,662

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Sales, use and other excise taxes are not recognized in revenue.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $817,582 at December 31, 2012 and $832,333 at December 31, 2011.

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

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected a net loss in 2012 and 2011, respectively, the effect of considering any common stock equivalents outstanding would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2012 and 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising is expensed as incurred.  For 2012 and 2011, advertising expense was $62,067 and $31,014, respectively.

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

There are no fair value measurements as of December 31, 2012 and December 31, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2012	2011
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	123,191	119,068
Leasehold improvements	39,886	39,886
	211,439	207,316
Less accumulated depreciation	207,889	199,480
	$3,550	$7,836

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2012	2011
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
December 31, 2012 and 2011, respectively), principal
and interest payable monthly, unsecured	$18,737	$39,482

Bank note payable due July 18, 2012, 7.95% fixed rate of
interest, principal and interest payable monthly, secured
by Company vehicle	-	5,058
	18,737	44,540
Less current portion	18,737	32,306
	$-	$12,234

Principal Maturities of Notes Payable
2013	$18,737

$18,737

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated amortization of the computers and equipment acquired under capital leases totaled $123,191 and $119,641, respectively at December 31, 2012.  The capitalized cost and accumulated amortization of the computers and equipment acquired under capital leases totaled $108,807 and $105,241, respectively at December 31, 2011.  Amortization expense is included in depreciation expense.

At December 31, 2012, future minimum payments due under the capital lease agreements are as follows:

2013
Future minimum lease payments	2,642
Less amount representing interest	237
Present value of minimum lease payments	2,405
Less current portion	2,405
Long-term capital leases	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On August 9, 2011, we raised $300,000 through the sale of 300,000 shares of common stock to an accredited investor.

In July 2012, the Company raised $41,000 through the sale of 100,000 shares of common stock to accredited investors.

In December 2012, the Company raised $50,000 through the sale of 116,279 shares of common stock to an accredited investor

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2010	105,000		$1.50
Granted		$
Exercised	-		-
Forfeited	-		-
Outstanding – December 31, 2011	105,000		$1.50
Exercisable – December 31, 2011	105,000		$1.50
Granted	-		-
Exercised	-		-
Forfeited	-		-
Outstanding – December 31, 2012	105,000		$1.50
Exercisable – December 31, 2012	105,000		$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	1.08 years	$1.50	105,000	$1.50

At December 31, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On August 9, 2011, the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vest immediately and expire on August 9, 2013.

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise price -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid-in capital.

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	1.50
Exercised
Forfeited
Outstanding – December 31, 2011	2,000,000	1.50
Exercisable – December 31, 2011	2,000,000	1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	0.61	$1.50	2,000,000	$1.50

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, these equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was February 12, 2009; therefore the 120th day was June 12, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement.  In 2012, the Company entered into a settlement agreement with a shareholder for cash in exchange for shares, which reduced the equity subject to registration rights penalty. See Note 7 for disclosure of the settlement agreement.

The Company has evaluated the registration rights provision and has determined the probability of incurring liquidated damages. The Company recorded the full penalty.

Liquidated damages are as follows:

Equity subject to registration rights penalty	$1,417,500
Maximum penalty	10%
Convertible debt subject to registration rights penalty	$225,000
Maximum penalty	15%
Registration Rights Penalty	$175,500

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $14,000 and $13,500 for the years ended December 31, 2012 and 2011, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has an employment agreement with its CEO.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the one lawsuit discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

We have one legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al, which was pending in 2011.

On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was required to be paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before March 31, 2013. The payment is delinquent.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Operating Lease

The Company currently occupies a leased building in Birmingham, AL. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with a 180 days prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.  From November 1, 2010 through January 31, 2011 the rent was half the normal base rental.  The minimum rental payments for 2013 is $45,800.

Rent expense paid under the operating lease obligation totaled $58,450 and $54,753 for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2013-05 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 10 – NOTES RECEIVABLE

On September 27, 2012, the Company sold the design and manufacturing rights to the discontinued Fighter model to a third party for $100,000. The full asset purchase price was recorded as other income.  In conjunction with the sale an initial payment of $25,000 was received and a promissory note for the balance was issued.  The term of the promissory note is one year with an interest rate of 7%  The promissory note calls for 2 installment payments of $12,500 each and a final payment of $50,000 due on September 30, 2013.

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

NOTE 12 – CONCENTRATION OF CREDIT RISK

At December 31, 2012 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to $250,000 per insured bank.

NOTE 13 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Tax years 2009, 2010 and 2011 are still open for examination by the taxing authorities.

The valuation allowance at December 31, 2012 was approximately $2,263,863. The net change in valuation allowance during the year ended December 31, 2012 was an increase of approximately $196,280. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,383,570 at December 31, 2012, expiring through 2032. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2012	2011
Non-current deferred tax assets:
Net operating loss carryforward	$(2,111,975)	$(2,007,318)
Stock based compensation	$(135,222)	$(56,342)
Inventory obsolescence	$(16,666)	$(3,923)

Total deferred tax assets	$(2,263,863)	$(2,067,583)
Valuation allowance	$2,263,863	$2,067,583
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2012 and the year ended December 31, 2011 (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes and 6.5% for State income taxes, a blended rate of 39.23%) as follows:

	Year Ended December 31,
	2012	2011
Computed "expected" tax expense (benefit) - Federal – net of State benefit	$(178,388)	$(161,659)
Computed "expected" tax expense (benefit) - State -	$(21,560)	$(19,538)
Penalties and fines and meals and entertainment	$3,668	$3,923
Change in valuation allowance	$196,280	$177,274
Actual tax expense (benefit)	$-	$-

NOTE 14 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods. The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 15 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $18,737 in notes payable and $2,405 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders; as of the date of this report the Company has 30 orders which represent 4-6 months of production backlog.  The Company projects an additional 50 to 100 orders with the unveiling of the F4 Hellcat at year end.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 16 – SUBSEQUENT EVENTS

On February 22, 2013, the Company offered for sale 3,600,000 shares of Common Stock at $0.25 per share.  As of the date of this report, the Company has received subscription commitments for 3,340,000 shares, 840,000 of which will be used to pay Matthew Chambers, CEO, for wages owed to him.  Funds received in the amount of $120,000 have been placed in the trust account.

A payment on settlement payable of $275,000 was due on March 31, 2013. The payment is delinquent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated by reference to Item 4.01 of Form 8-K dated August 6, 2012, and filed with the Commission on August 7, 2012.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2012, it had material weaknesses in its internal control procedures, therefore the company's internal controls were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  We have concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company entered into an employment agreement with H. Matthew Chambers with an effective date of February 15, 2012.  More information about the employment agreement is below.

On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was required to be paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before March 31, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers; Term of Office

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION	CLASS OF DIRECTOR	DIRECTOR SINCE
H. Matthew Chambers	59	Chairman, President and Chief Executive Officer	III	2009
Paolo Chiaia	54	Director	II	2010
Patrick Aisher	43	Director	I	2012
Joseph P. Mitchell	44	Executive Vice President and Chief Financial Officer	--	--

Our Certificate of Incorporation provides that our directors are divided into three classes, Class I, Class II and Class III, with each class to have as equal a number of members as reasonably possible. The term of office of the Class II director was set to expire at the annual meeting of stockholders in 2012; however, during 2012, the Company did not hold an annual meeting of stockholders. The term of office of the Class III directors is set to expire at the annual meeting of stockholders in 2013, if a meeting is held.  At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are to be elected for a one-year term.  If the number of directors is changed, any increase or decrease will be apportioned among the classes by the Board of Directors so as to maintain the number of directors in each class as nearly equal as is reasonably possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class will hold office for a term that will coincide with the remaining term of that class.  In no case will a decrease in the number of directors shorten the term of any incumbent director, even though such decrease may result in an inequality of the classes until the expiration of such term.  A director will hold office until the annual meeting of stockholders in the year in which his or her term expires and until his or her successor is elected and qualified subject, however, to prior death, resignation, retirement or removal from office.

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

Patrick Markus Aisher was appointed as a member of our Board of Directors on August 28, 2012.  Mr. Aisher is a British-Austrian businessman who attended universities in Canada and the United Kingdom.  Since 1992, Mr. Aisher has specialized in starting and investing in engineering technology firms, and has successfully assisted a number of companies in growing to substantial international businesses with turnover of between $5,000,000 and $20,000,000.  He is a Director of Hong Kong-based Kinled Holding, which owns shares in a portfolio of more than 20 technology, medical, property, and luxury-goods companies.  He is also a director of a number of private Swiss and HK-based investment funds that focus on engineering and medical devices, as well as a Charity in the UK that supports the under-privileged and unwell.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2012, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Paolo Chiaia	1	1	1
Nazir Mohammed Parker	1	1	1

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has three directors, but does not have any standing committees.  Our Certificate of Incorporation requires that we have a minimum of five directors and we currently have two vacancies which we intend to fill next year.

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

Committees and Nominating Process

We have no standing audit or compensation committees.  We also do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Code of Ethics

In 2010, we adopted a Code of Ethics which applies to our CEO, CFO and members of our finance department; however, we have not posted the Code of Ethics on our corporate website (www.confederate.com).  We shall also provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Confederate Motors, Inc., 2222 5th Avenue South, Birmingham, Alabama 35233, attention Joseph Mitchell.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Bonus (1)	Total
H. Matthew Chambers, CEO	2012	$180,000	$45,000	$225,000
	2011	$110,000	$-0-	$110,000

Joseph P. Mitchell, CFO	2012	$120,000	$-0-	$120,000
	2011	$113,000	$-0-	$113,000
___________________
(1) Mr. Chambers did not receive his full salary and guaranteed bonus per his employment agreement for 2012.  The Company has accrued the underpaid base salary and guaranteed bonus in the amount of $105,000.

Employment Agreement

The Company has entered into an employment agreement with H. Matthew Chambers with an effective date of February 15, 2012.  The term of the employment agreement is five years. The term will automatically extend in one-year increments unless we notify the executive in that year that his employment agreement will not be extended.

The employment agreement provides for annual base salary of $180,000 and a guaranteed 25% bonus.  The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. The employment agreement also makes the executive eligible for annual bonuses determined by our board of directors (or compensation committee, if any).  The employment agreement also provides that he is eligible to participate in our equity incentive plans and other employee benefit programs.

The employment agreement imposes on the employee post-termination non-competition, non-solicitation and confidentiality obligations.  Under the agreement, the officer will agree not to compete with our business in the United States, subject to certain limited exceptions, for a period of two years after termination of his employment (provided that the agreement is terminated other than for good reason by the officer or without cause by us).  The officer will further agree, for a period of three years after termination of his employment, to refrain from inducing, or attempting to induce, any of our customers or employees to curtail or terminate their relationship or employment with us, as applicable. The officer also agrees to maintain the confidentiality of all confidential or proprietary information of our company, and assign any inventions to us that he acquired or developed during his relationship with us.

The employment agreement provides for payments and benefits upon termination of employment in addition to those previously accrued.  If the executive is terminated due to death or disability, the executive will receive (in addition to items previously accrued):

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

Equity Awards

As of December 31, 2012, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Chambers or Mr. Mitchell.

Compensation of Directors

No compensation was paid to our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of April 5, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors, named executive officers, and executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
H. Matthew Chambers 2222 5th Ave. South Birmingham, AL 35233	2,633,220	(3)	19.5%

Joseph P. Mitchell 2222 5th Ave. South Birmingham, AL 35233	316,985		2.4%

Paolo Chiaia 2222 5th Ave. South Birmingham, AL 35233	207,262		1.5%

Patrick Aisher 2222 5th Avenue South Birmingham, AL 35233	50,000		0.4%

Named Executive Officers, Executive Officers and Directors as a Group (4 Persons)	3,207,467		23.8%

Barclays Capital Inc.(4) 70 Hudson St. Jersey City, NJ 07302	681,299		5.1%

Nazir Mohammed Parker(5) Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826		18.4%

RSC Affiliated Businesses, LLC(6) 2222 5th Ave. South Birmingham, AL 35233	2,633,220		19.5%

Francois-Xavier Terny(7) 420 East 64th St. Apt W-4D New York, NY 10065	805,000		6.0%
_____________
(1)
This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 5, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

(2)	At April 5, 2013, we had 13,471,277 shares outstanding.
(3)	Consists of shares owned by RSC Affiliated Businesses, LLC, a company controlled by Mr. Chambers and for which he has the power to vote and invest the shares.
(4)
The number of shares designated in this table as beneficially owned by this shareholder is based solely upon the stockholder records of the company.  We have no information as to the individual or individuals who hold voting or investment power over these shares.

(5)	Includes 1,239,913 shares held by Oldenway I and 1,239,913 shares held by Oldenway II. Mr. Parker has the voting and investment power over all of these shares.
(6)	This entity shares beneficial ownership of these shares with H. Matthew Chambers and the shares are included with the shares beneficially owned by him above in this table.
(7)
The number of shares designated in this table as beneficially owned by this shareholder is based solely upon the stockholder records of the company.  We have no information as to any other party or parties who hold voting or investment power over these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2012, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	0		$0	0
Equity compensation plans not approved by security holders	2,105,000	(2)	$1.50	305,000	(1)
Total	2,105,000			305,000

(1)	We have a 2008 Incentive Plan which permits us to grant option and share awards. The plan has 1,105,000 shares authorized for grants, of which we issued 800,000 shares during 2009.

(2)	These numbers represent 105,000 warrants issued in 2009 and 2,000,000 options issued in August 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $14,000 and $13,500 for the years ended December 31, 2012 and 2011, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

As disclosed above, the Company has entered into an employment agreement with H. Matthew Chambers with an effective date of February 15, 2012.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that states that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Chiaia and Mr. Aisher are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 by our independent registered public accounting firm were as follows:

Fiscal Year	Amount
2012	$40,100
2011	$38,000

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Index

Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows, for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements for the years ended December 31, 2012 and 2011

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Certificate of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Stock Incentive Plan *	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers *	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with H. Matthew Chambers effective February 15, 2012 *					X
10.4	Employment Agreement with Joseph Mitchell *	8-K	000-52500	10.3	2/12/09
10.5	Terny Settlement Agreement					X
10.6	Promissory Note dated September 27, 2012					X
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from CVB Dated August 6, 2012 Regarding Change in Certifying Accountant	8-K	000-52500	16.1	8/7/12
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/1/11
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: April 16, 2013	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2013	By:	/s/ Joseph P. Mitchell
Joseph P. Mitchell, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Matthew Chambers
H. Matthew Chambers	Director & Chief Executive Officer (Principal Executive Officer)	April 16, 2013

/s/ Paolo Chiaia
Paolo Chiaia	Director	April 16, 2013

/s/ Patrick Aisher
Patrick Aisher	Director	April 16, 2013