Form 10-Q
period 2013-03-31
Confederate Motors, Inc.
filed 2013-05-20
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CONFEDERATE MOTORS, INC.

DELAWARE	000-52500	26-4182621
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2013: 13,587,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2013
INDEX

PART I-- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$23,594	$128,916
Inventory	394,268	345,632
Prepaid inventory	11,015	201,070
Prepaid expenses	103,882	11,015
Note Receivable	62,500	62,500
Total current assets	595,259	749,133

Property and equipment, net	3,206	3,550

Total assets	$598,465	$752,683

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$139,287	$201,320
Accrued interest payable	7,502	7,502
Accrued salaries	201,000	201,000
Accrued payroll tax liability	67,245	67,245
Deferred revenue	758,826	817,582
Deferred sales commission and royalty	-	49,982
Warranty reserve	8,600	8,600
Other accrued expenses	23,706	21,708
Registration rights liability	175,500	175,500
Payable to be settled in stock	-	50,000
Settlement Payable	275,000	275,000
Current portion of notes payable	13,345	18,737
Current portion of capital leases	1,717	2,405
Current portion of deferred exclusive agency fee	79,982	-
Total current liabilities	1,751,710	1,896,581

Notes payable, less current portion	-	-

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2013 and 2012	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,587,556 shares outstanding in 2013 and 13,471,277 shares outstanding in 2012	13,586	13,470
Additional paid-in capital	9,852,846	9,802,962
Treasury Shares	(313,950)	(313,950)
Accumulated deficit	(10,705,727)	(10,646,380)
Total stockholders’ deficit	(1,153,245)	(1,143,898)
Total liabilities and stockholders’ deficit	$598,465	$752,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

Sales	$417,987	$706,930

Cost of goods sold	(203,205)	(411,151)

Gross profit	214,782	295,779

Operating Expenses
Research and Development	23,163	36,498
Selling, general and administrative expenses	250,682	288,691
	273,845	325,189

Loss from operations	(59,063)	(29,410)

Other income (expense)
Other income	-	15,000
Interest expense	(284)	(755)
	(284)	14,245

Net income (loss) before income taxes	(59,347)	(15,165)
Income tax expense	-	-
Net income (loss)	$(59,347)	$(15,165)

Net income (loss) before income taxes per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	13,561,716	13,254,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Operating activities
Net income (loss)	$(59,347)	$(15,165)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation	344	3,969
Deferred exclusive agency fee	-	(15,000)
Options issued for services	97,188	86,172
Change in operating assets and liabilities
Inventory	(48,635)	3,687
Prepaid inventory	-	(13,081)
Prepaid expenses	-	-
Accounts payable	(62,033)	41,955
Accrued salaries	-	(5,000)
Accrued payroll tax liability	-	(1,000)
Other accrued expenses	1,998	(2,013)
Deferred revenue	(58,756)	(79,360)
Deferred sales commission and royalty	30,000	-

Net cash provided (used) by operating activities	$(99,241)	$5,164

Investing activities
Net cash provided (used) by investing activities	-	-

Financing activities
Repayment of notes payable	(5,393)	(7,180)
Repayment of capital leases	(687)	(2,314)
Proceeds from issuance of stock	-	-
Net cash provided (used) by financing activities	$(6,080)	$(9,494)

Net increase (decrease) in cash and cash equivalents	(105,321)	(4,330)

Cash and cash equivalents at the beginning of period	128,916	77,773

Cash and cash equivalents at end of period	$23,595	$73,443

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$50,000	$-
Cash paid during the period for:
Interest	$284	$755
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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

The unaudited interim financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011.  The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

	3/31/2013	12/31/2012
Parts	$225,159	$183,069
Work in process	-	86,433
Motorcycle finished goods	160,059	67,611
Apparel inventory	9,050	8,519
Total Inventory	$394,268	$345,632

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $758,826 at March 31, 2013 and $817,582 at December 31, 2012.

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

The Company had the following potential common stock equivalents at March 31, 2013:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected no net income in the first quarter, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “ Income Taxes ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Income tax periods 2010, 2011 and 2012 are open for examination by taxing authorities.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2013 and December 31, 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter ended March 31, 2013 and 2012, advertising expense was $10,342 and $9,281 respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $23,163 and $36,498 for the quarters ended March 31, 2013 and 2012, respectively.

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

There are no fair value measurements as of March 31, 2013 and December 31, 2012.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2013	2012
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	123,191	123,191
Leasehold improvements	39,886	39,886
	211,439	211,439
Less accumulated depreciation	(208,233)	(207,889)
	$3,206	$3,550

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31,	December 31,
	2013	2012
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
March 31, 2013 and December 31, 2012, respectively), principal
and interest payable monthly, unsecured	$13,345	$18,737

Less current portion	13,345	18,737
	$-	$-

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $119,984 and $108,807 (net) respectively, at March 31, 2013.

At March 31, 2013, future minimum payments due under the capital lease agreements are as follows:

Future minimum lease payments	$1,717
Less amount representing interest	153
Present value of minimum lease payments	1,564
Less current portion	1,564
Long-term capital leases	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

In July 2012, the Company raised $41,000 through the sale of 100,000 shares of common stock to accredited investors.

In December 2012, the Company raised $50,000 through the sale of 116,279 shares of common stock to an accredited investor

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an accredited investor.

In February 2013, the Company offered for sale 3,600,000 shares of Common Stock at $0.25 per share.  As of the date of this report, the Company has received subscription commitments for 3,340,000 shares, 840,000 of which will be used to pay Matthew Chambers, CEO, for wages owed to him.  Funds received in the amount of $170,000 have been placed in the trust account.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 30, 2012	105,000	$1.50
Exercisable – March 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	0.85 years	$1.50	105,000	$1.50

At March 31, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On August 9, 2011 the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vested immediately and expire two years from August 2011.

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

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2012	2,000,000	$1.50
Granted
Exercised
Forfeited
Outstanding – September 30, 2012	2,000,000	$1.50
Exercisable – September 30, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	2,000,000	$1.50
Exercisable – March 31, 2013	2,000,000	$1.50

The following is a summary of the Company’s options activity:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	0.17 years	$1.50	2,000,000	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $3,000 and $3,000 for the quarters ended March 31, 2013 and 2012, respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

We have one legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al.

On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before March 31, 2013. On April 4, 2013, counsel for Francois-Xavier Terny filed a stipulated judgment in connection with the final payment under the Mutual Settlement Agreement & General Release between the Company and Mr. Terny.  Management believes the judgment may be defective and is seeking legal clarification concerning same.

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

Rent expense paid under the operating lease obligation totaled $14,938 and $14,548 for the quarters ended March 31, 2013 and 2012, respectively.

At March 31, 2013, future minimum payments due under the operating lease agreements are as follows:

April 1 through October 31, 2013	$34,855
Future minimum lease payments	$34,855

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2013-07 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 10 – NOTE RECEIVABLE

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
As of the date of this report the first $12,500 installment has not been received.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At March 31, 2013 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $13,345 in notes payable and $1,717 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders; as of the date of this report the Company has 32 orders which represent 4-6 months of production backlog.  The Company projects an additional 50 to 100 orders with the unveiling of the F4 Hellcat at year end.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 13 – SUBSEQUENT EVENTS

On February 22, 2013, the Company offered for sale 3,600,000 shares of Common Stock at $0.25 per share.  As of the date of this report, the Company has received subscription commitments for 3,340,000 shares, 840,000 of which will be used to pay Matthew Chambers, CEO, for wages owed to him.  Funds received in the amount of $170,000 have been placed in the trust account. The offering will close on May 31, 2013.

A payment on settlement payable of $275,000 was due on March 31, 2013. The payment is delinquent with no penalty issued as of the date of this report.

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

Overview and Outlook

Net revenue for the quarterly period ended March 31, 2013 was $417,987 compared to $706,930 for the quarterly period ended March 31, 2012. Net revenue is lower primarily because the first three new X132 Hellcat Combat designated engines failed to meet managements required specifications resulting in 4.5 weeks of production time lost. Net loss for the quarter ended March 31, 2013 was $59,347 compared to a net loss of $15,165 for the quarter ended March 31, 2012. Net loss was higher due to the decrease in efficiency caused by the production time lost.

Cash flow from operating activities was $(99,241) for the three months ended March 31, 2013 compared to $5,164 for the three months ended March 31, 2012. Net cash flow required by financing activities was $6,080 and $9,494 for the three months of 2013 and 2012, respectively.

We believe that the near-term global economic environment is improving for the business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for first quarter 2013 was spent on the engine performance of the X132 Hellcat Combat.  We maintain a growing sales backlog for which revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $203,205 for the quarterly period ended March 31, 2013 compared to $411,151 for the quarterly period ended March 31, 2012.  Cost of goods sold was lower mainly due to a decreased production of motorcycles.

Gross Profit

Gross profit was $214,782 for the quarterly period ended March 31, 2013, compared to $295,779 for the quarterly period ended March 31, 2012. Gross profit as a percentage of revenue was 51% and 42% for the quarterly periods ended March 31, 2013 and 2012, respectively.  Gross profit was lower due to lower production on the new X132 Hellcat model; however, the percentage increase is due to an average higher selling price.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative costs (SG and A) was $250,682 for the quarterly period ended March 31, 2013, compared to $288,691 in 2012. The first quarter 2013 SG and A expense includes a non-cash stock option expense of $97,188. First quarter 2012 SG and A expense includes a non-cash expense of $86,172 related to stock options.  Excluding the effect of stock option expense, SG and A expenses decreased 24.2% over the prior year due to decreases in salaries, benefits.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $23,163 and $36,498 for the quarters ended March 31, 2013 and 2012, respectively.

Results of Operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012

	Quarter ended
	March 31,	March 31,
(in whole dollars)	2013	2012
Revenue from motorcycles & related products	$417,987	$706,930
Gross Profit	$214,782	$295,779
Operating Expense	$273,845	$325,189
Other Income (Expense)	$(284)	$14,245
Net Income (Loss)	$(59,347)	$(15,165)
Earnings (Loss) per Share	$(0.00)	$(0.00)

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science Ralph Lauren Magazine, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”; as well as, appearing in The Atlantan magazine as an elite Father’s Day gift.  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Liquidity and Capital Resources

At March 31, 2013, we had cash of $23,594.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2013-07 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2013.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The company is currently undertaking measures including software upgrades and individual accountability to ensure timely and accurate reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an investor.

The investor was an accredited investor at the time of the conversion. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

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

CONFEDERATE MOTORS, INC.

Date: May 20, 2013	By:	/s/ Joseph Mitchell
Joseph Mitchell, CFO Principal Financial Officer