Form 10-Q
period 2013-06-30
Confederate Motors, Inc.
filed 2013-08-19
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013: 13,587,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$30,113	$128,916
Inventory	406,528	345,632
Prepaid inventory	22,753	11,015
Prepaid expenses	49,331	201,070
Note Receivable	50,000	62,500
Total current assets	558,725	749,133

Property and equipment, net	2,862	3,550

Total assets	$561,587	$752,683

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$85,303	$201,320
Accrued interest payable	7,502	7,502
Accrued salaries	201,000	201,000
Accrued payroll tax liability	102,394	67,245
Deferred revenue	720,652	817,582
Deferred sales commission and royalty	101,862	49,982
Warranty reserve	8,600	8,600
Other accrued expenses	20,497	21,708
Registration rights liability	175,500	175,500
Payable to be settled in stock	-	50,000
Settlement Payable	275,000	275,000
Current portion of notes payable	7,837	18,737
Current portion of capital leases	344	2,405
Total current liabilities	1,706,491	1,896,581

Notes payable, less current portion	-	-

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2013 and 2012	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,587,556 shares outstanding in 2013 and 13,471,277 shares outstanding in 2012	13,587	13,470
Common stock subscribed	600,000
Subscriptions receivable	(430,000)
Additional paid-in capital	9,852,843	9,802,962
Accumulated deficit	(10,867,384)	(10,646,380)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(1,144,904)	(1,143,898)
Total liabilities and stockholders’ deficit	$561,587	$752,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales	$402,720	$765,381	$820,707	$1,472,312

Cost of goods sold	(227,744)	(559,571)	(430,949)	(970,722)

Gross profit	174,976	205,810	389,758	501,590

Operating Expenses
Research and Development	46,111	30,511	69,274	67,050
Selling, general and administrative expenses	290,252	276,419	540,934	565,069

Loss from operations	(161,387)	(101,120)	(220,450)	(130,529)

Other income	-	14,468	-	29,468
Interest expense	(271)	(552)	(554)	(1,307)
	(271)	13,916	(554)	28,161

Net income (loss)	$(161,658)	$(87,204)	$(221,004)	$(102,368)

Net income (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding
Basic	13,587,556	13,254,998	13,574,707	13,254,998
Diluted	13,587,556	13,254,998	13,574,707	13,254,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
Operating activities
Net income (loss)	$(221,004)	$(102,368)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	688	7,226
Deferred exclusive agency fee	-	(30,000)
Options issued for services	172,345	172,345
Change in operating assets and liabilities
Inventory	(60,896)	115,898
Prepaid inventory	(11,738)	(8,336)
Prepaid expenses	(20,606)	(44,535)
Notes Receivable	12,500	-
Accounts payable	(116,017)	(8,315)
Accrued salaries	-	5,000
Accrued payroll tax liability	35,149	(7,500)
Other accrued expenses	(1,211)	1,284
Deferred revenue	(96,931)	49,376
Deferred sales commission and royalty	51,880	-

Net cash provided (used) by operating activities	$(255,841)	$150,075

Financing activities
Repayment of notes payable	(10,900)	(14,515)
Repayment of capital leases	(2,062)	(3,885)
Proceeds from common stock subscribed	170,000	-

Net cash provided (used) by financing activities	$157,038	$(18,400)

Net increase (decrease) in cash and cash equivalents	(98,803)	131,675

Cash and cash equivalents at the beginning of period	128,916	77,773

Cash and cash equivalents at end of period	$30,113	$209,448

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	50,000	-
Cash paid during the period for:
Interest	$554	$1,307
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

The unaudited interim financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011.  The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

	6/30/2013	12/31/2012
Parts	$245,397	$183,069
Work in process	116,608	86,433
Motorcycle finished goods	38,245	67,611
Apparel inventory	6,278	8,519
Total Inventory	$406,528	$345,632

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $720,652 at June 30, 2013 and $817,582 at December 31, 2012.

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

The Company had the following potential common stock equivalents at June 30, 2013:

Common stock warrants	105,000
Common stock options	2,000,000
Total common stock equivalents	2,105,000

Since the Company reflected no net income in the second quarter, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Income tax periods 2010, 2011 and 2012 are open for examination by taxing authorities.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At June 30, 2013 and December 31, 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarter ended June 30, 2013 and 2012, advertising expense was $4,593 and $19,135 respectively. Year to date advertising expense totaled $14,935 and $28,416 for 2013 and 2012, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $46,111 and $30,511 for the quarters ended June 30, 2013 and 2012, respectively. Year-to-date R&D expense totaled $69,274 and $67,050 for 2013 and 2012, respectively.

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

There are no fair value measurements as of June 30, 2013 and December 31, 2012.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2013	2012
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	123,191	123,191
Leasehold improvements	39,886	39,886
	211,439	211,439
Less accumulated depreciation	(208,577)	(207,889)
	$2,862	$3,550

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30,	December 31,
	2013	2012
Government agency note payable due August 12, 2013, prime plus 2.75 % rate of interest (6.00% and 6.00% at June 30, 2013 and December 31, 2012, respectively), principal and interest payable monthly, unsecured	$7,837	$18,737

Less current portion	7,837	18,737
	$-	$-

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $123,191 and $120,328 (net) respectively, at June 30, 2013.

At June 30, 2013, future minimum payments due under the capital lease agreements are as follows:

Future minimum lease payments	$374
Less amount representing interest	30
Present value of minimum lease payments	344
Less current portion	344
Long-term capital leases	$-

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

In February 2013, the Company offered for sale 3,600,000 shares of Common Stock at $0.25 per share and received subscriptions for $810,000 representing a total of 3,240,000 shares.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share and the number of shares subscribed increased to 6,480,000. Matt Chambers, CEO will receive 1,680,000 of the total amount of shares, for wages owed to him.  Payments of $430,000 from outside investors are still outstanding related to the subscriptions for common stock and have been placed in subscriptions receivable on the accompanying balance sheet. As of the date of this report, no shares have been issued in connection with the offering.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 30, 2012	105,000	$1.50
Exercisable – March 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	105,000	$1.50
Exercisable – June 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	0.58 years	$1.50	105,000	$1.50

At June 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

	Options	Weighted Average Exercise Price

Exercisable – September 30, 2012	2,000,000	$1.50
Granted
Exercised
Forfeited
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	2,000,000	$1.50
Exercisable – March 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	2,000,000	$1.50
Exercisable – June 30, 2013	2,000,000	$1.50

The following is a summary of the Company’s options activity:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,000,000	0.08 years	$1.50	2,000,000	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $8,000 and $3,000 for the quarters ended June 30, 2013 and 2012, respectively. YTD compensation was $11,000 and $6,000 for June 2013 and 2012 respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before June 30, 2013. On April 4, 2013, counsel for Francois-Xavier Terny filed a stipulated judgment in connection with the final payment under the Mutual Settlement Agreement & General Release between the Company and Mr. Terny.  Management believes the judgment may be defective and is seeking legal clarification concerning same.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Operating Lease

The Company currently occupies a leased building in Birmingham, Alabama. The Company signed an amendment in October 2010 to extend the lease term to October 31, 2013.  The Company may terminate the lease on or after April 30, 2011 with 180 days’ prior written notice.  The monthly base rental for the extension period is $4,320, $4,450, and $4,580 for the years 2011, 2012 and 2013.

Rent expense paid under the operating lease obligation totaled $14,938 and $14,548 for the quarters ended June 30, 2013 and 2012, respectively.

At June 30, 2013, future minimum payments due under the operating lease agreements are as follows:

July 1 through October 31, 2013	$18,320
Future minimum lease payments	$18,320

The lease is eligible for renewal in October; however, the company is seeking another location more suitable as a manufacturing facility.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2013-11 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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
As of the date of this report the first two installments have been received and no interest has been paid.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At June 30, 2013 the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations of $7,837 in notes payable and $344 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

The Company has a significant backlog of orders; as of the date of this report the Company has 42 orders which represent 6-9 months of production backlog.  The Company projects an additional 50 to 100 orders with the unveiling of the F4 Hellcat at year end.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

NOTE 13 – SUBSEQUENT EVENTS

On February 22, 2013, the Company offered for sale 3,600,000 shares of Common Stock at $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share and the number of shares subscribed increased to 6,480,000. Matt Chambers, CEO will receive 1,680,000 of the total amount of shares, for wages owed to him.  The total amount of funds received from outside investors related to the offering is $220,000, which includes $50,000 received after June 30, 2013.

Share price changes in July 2013 will directly affect the total number of shares issued at offer closing.

A payment on settlement payable of $275,000 was due on June 30, 2013. A partial payment of $50,000 was made in July 2013 reducing the settlement payable balance to $225,000.  No penalties have been issued as of the date of this report.

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

Overview and Outlook

Net revenue for the quarterly period ended June 30, 2013 was $402,720 compared to $765,381 for the quarterly period ended June 30, 2012. Net revenue was lower primarily because the first three new X132 Hellcat Combat designated engines failed to meet management’s required specifications resulting in 4.5 weeks of production time lost. Additionally, during the second quarter our tank manufacturer failed to meet the required number of units needed for current production. Year-to-date net revenue was $820,707 compared to $1,472,312 for the period ended June 30, 2012. Net loss for the quarter ended June 30, 2013 was $161,658 compared to a net loss of $87,204 for the quarter ended June 30, 2012.  Year-to-date net loss was $221,004 compared to net loss of $102,368 for the period ended June 30, 2012. Net loss was higher due to the decrease in efficiency caused by the production time lost.

Cash flow from operating activities was $(255,841) for the six months ended June 30, 2013 compared to $150,075 for the six months ended June 30, 2012. Cash flow from financing activities was $157,038 and $(18,400) for the six months of 2013 and 2012, respectively.

We believe that the near-term global economic environment is improving for the business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for first quarter 2013 was spent on the engine performance of the X132 Hellcat Combat.  The second quarter focus was on building our parts inventory to meet the current demand and fulfill a growing sales backlog for which revenue will be recognized in later periods.

Cost of Goods Sold

Cost of goods sold was $227,744 for the quarterly period ended June 30, 2013 compared to $559,571 for the quarterly period ended June 30, 2012.  Cost of goods sold was $430,949 and $970,722 for the first six months of 2013 and 2012, respectively. Cost of goods sold was lower mainly due to a decreased production of motorcycles.

Gross Profit

Gross profit was $174,976 for the quarterly period ended June 30, 2013, compared to $205,810 for the quarterly period ended June 30, 2012. Gross profit as a percentage of revenue was 43% and 26.9% for the quarterly periods ended June 30, 2013 and 2012, respectively.  Gross profit was lower due to lower production on the new X132 Hellcat model; however, the percentage increase is due to a higher average selling price. Year-to-date gross profit was $389,758 and $501,590 for 2013 and 2012, respectively. Year-to-date gross profit as a percentage of revenue was 47.5% and 34.1% for 2013 and 2012, respectively.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative costs (SG and A) was $290,252 for the quarterly period ended June 30, 2013, compared to $276,419 in 2012. Excluding the effect of stock option expense, SG and A expenses increased 8% over the prior year due to increases in salaries, benefits.  Year-to-date SG and A expenses were $540,934 and $565,069 for the first six months of 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $46,111 and $30,511 for the quarters ended June 30, 2013 and 2012, respectively. Research and development expenditures were $69,274 and $67,050 for the first six months of 2013 and 2012, respectively.

Results of Operations for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in whole dollars)	2013	2012	2013	2012
Revenue from motorcycles & related products	$402,720	$765,381	$820,707	$1,472,312
Gross Profit	$174,976	$205,810	$389,758	$501,590
Operating Expense	$336,363	$306,930	$610,208	$632,119
Other Income (Expense)	$(271)	$13,916	$(554)	$28,161
Net Income (Loss)	$(161,658)	$(87,204)	$(221,004)	$(102,368)
Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

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

Develop our Internet Business

As our current and only web presence, confederate.com, encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 36,000 per month in 2012.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull”.  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D. (which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have been featured in the Discovery Network’s series “World’s Most Expensive Rides”; as well as, appearing in The Atlantan magazine as an elite Father’s Day gift.  Most recently the BBC has asked to use our likeness in certain programming. In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Liquidity and Capital Resources

At June 30, 2013, we had cash of $30,113.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2013-11 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2013.  Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company is currently undertaking measures including software upgrades and individual accountability to ensure timely and accurate reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions for $810,000 representing a total of 3,240,000 shares issuable at $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share.  The Company has received $$220,000of the total subscriptions from outside investors, with the remaining balance of $380,000 in subscription payments due on or before August 20, 2013; however the balance is still due as of the date of this report.  Matt Chambers will receive 1,680,000 shares to retire $210,000 owed him as wages. Due to the reduction in the purchase price, there were 3,200,000 shares sold for the initial subscription payments of $400,000 and an additional 3,280,000 shares sold and issuable upon collection of the balance of the $410,000 in subscription proceeds.  These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering, and pursuant to Regulation S promulgated by the Securities and Exchange Commission. Each of the investors in this offering was an accredited investor as defined in Regulation D or was a non-U.S. person as defined in Regulation S. Each investor delivered appropriate investment representations with respect to these sales and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions were paid in this offering.

ITEM 6. EXHIBITS

31.1	Rule 13a-14 Certification by Principal Executive Officer
31.2	Rule 13a-14 Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: August 19, 2013	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer Principal Executive Officer

Date: August 19, 2013	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer