Form 10-Q
period 2013-09-30
Confederate Motors, Inc.
filed 2013-11-19
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CONFEDERATE MOTORS, INC.

DELAWARE	000-52500	26-4182621
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

3029 2nd  Avenue South
Birmingham, Alabama 35233
(Address of Principal Executive Offices)

(205) 324-9888
(Registrant’s Telephone number)

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
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of  November 18, 2013: 13,587,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$115,329	$128,916
Inventory	373,999	345,632
Prepaid inventory	22,753	11,015
Prepaid expenses	5,972	201,070
Note Receivable		62,500
Total current assets	518,053	749,133

Other Assets
Note Receivable	72,712	-

Property and equipment, net	2,519	3,550

Total assets	$593,284	$752,683

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$70,856	$201,320
Accrued interest payable	7,502	7,502
Accrued salaries	201,000	201,000
Accrued payroll tax liability	99,194	67,245
Deferred revenue	750,900	817,582
Deferred sales commission and royalty	89,880	49,982
Warranty reserve	8,600	8,600
Other accrued expenses	21,565	21,708
Registration rights liability	175,500	175,500
Payable to be settled in stock	-	50,000
Settlement Payable	225,000	275,000
Current portion of notes payable	-	18,737
Current portion of capital leases	-	2,405
Total current liabilities	1,649,997	1,896,581

Notes payable, less current portion	-	-

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2013 and 2012	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,587,556 shares outstanding in 2013 and 13,471,277 shares outstanding in 2012	13,586	13,470
Common stock subscribed	600,000	-
Subscriptions receivable	(229,645)	-
Additional paid-in capital	9,852,763	9,802,962
Accumulated deficit	(10,979,467)	(10,646,380)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(1,056,713)	(1,143,898)
Total liabilities and stockholders’ deficit	$593,284	$752,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Sales	$358,649	544,055	1,179,356	2,016,367

Cost of goods sold	(198,644)	(446,047)	(629,593)	(1,416,769)

Gross profit	160,005	98,008	549,763	599,598

Operating Expenses
Research and Development	63,966	12,108	133,241	79,158
Selling, general and administrative expenses	208,966	285,209	749,898	850,279

Loss from operations	(112,927)	(199,309)	(333,376)	(329,839)

Other income	1,183	114,851	1,183	144,319
Interest expense	(339)	(1,360)	(894)	(2,667)
	844	113,491	289	141,652

Net income (loss)	$(112,083)	(85,818)	(333,087)	(188,187)

Net income (loss) per common share
Basic	$(0.01)	(0.01)	(0.02)	(0.01)
Diluted	$-	-	-	-
Weighted average shares outstanding	13,587,556	13,350,650	13,579,037	13,287,115
Basic
Diluted

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Operating activities
Net income (loss)	$(333,087)	$(188,187)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	1,032	8,066
Deferred exclusive agency fee	-	(45,000)
Options issued for services	201,070	258,158
Change in operating assets and liabilities
Inventory	(28,448)	(2,334)
Prepaid inventory	(16,049)	2,307
Prepaid expenses	(1,661)	(44,258)
Notes receivable	(10,212)	(75,000)
Accounts payable	(130,464)	65,115
Accrued salaries	-	(5,000)
Accrued payroll tax liability	31,948	(13,924)
Settlement payable	(50,000)	-
Other accrued expenses	(141)	3,916
Deferred revenue	(66,682)	27,588
Deferred sales commission and royalty	39,898	-

Net cash provided (used) by operating activities	$(362,796)	$(8,553)

Investing Activities
Due from related party	-	(4,123)
Equipment	-	-
Net cash provided (used) by investing activities	-	(4,123)

Financing activities
Repayment of notes payable	(18,737)	(20,493)
Repayment of capital leases	(2,405)	(450)
Proceeds from common stock subscribed	370,355	41,000

Net cash provided (used) by financing activities	$349,213	$20,057

Net increase (decrease) in cash and cash equivalents	(13,587)	7,381

Cash and cash equivalents at the beginning of period	128,916	77,773

Cash and cash equivalents at end of period	$115,329	$85,154

Supplemental disclosures of cash flow information:
Non cash investing & financing activities	$-	$-
Payable settled with common stock	$50,000	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

The unaudited interim financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011.  The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Inventory consists of parts inventory, work in process (“WIP”), finished goods inventory, apparel inventory and manufacturing overhead associated with WIP and finished goods.

	9/30/2013	12/31/2012
Parts	$240,957	$183,069
Work in process	70,133	86,433
Motorcycle finished goods	58,761	67,611
Apparel inventory	4,148	8,519
Total Inventory	$373,999	$345,632

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $750,900 at September 30, 2013 and $817,582 at December 31, 2012.

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

The Company had the following potential common stock equivalents at September 30, 2013:

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2013 and December 31, 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended September 30, 2013 and 2012, advertising expense was $7,086 and $11,920 respectively. Year-to-date advertising expense totaled $22,021 and $40,336 for 2013 and 2012, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (“R&D”) costs totaled $63,966 and $12,108 for the quarters ended September 30, 2013 and 2012, respectively. Year-to-date R&D expense totaled $133,241 and $79,158 for 2013 and 2012, respectively.

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

There are no fair value measurements as of September 30, 2013 and December 31, 2012.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2013	2012
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	123,191	123,191
Leasehold improvements	39,886	39,886
	211,439	211,439
Less accumulated depreciation	(208,920)	(207,889)
	$2,519	$3,550

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30,	December 31,
	2013	2012

Government agency note payable due August 12, 2013, prime plus 2.75 % rate of interest (6.00% and 6.00% at September 30, 2013 and December 31, 2012, respectively), principal and interest payable monthly, unsecured	$-	$18,737

Less current portion	-	18,737
	$-	$-

NOTE 4 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $123,191 and $120,671 (net) respectively, at September 30, 2013.

At September 30, 2013, future minimum payments due under the capital lease agreements are as follows:

Future minimum lease payments	$-
Less amount representing interest	-
Present value of minimum lease payments	-
Less current portion	-
Long-term capital leases	$-

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

In February 2013, the Company offered for sale 3,600,000 shares of common stock at $0.25 per share and received subscriptions for $810,000 representing a total of 3,240,000 shares.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share and the number of shares subscribed increased to 6,480,000. Matt Chambers, CEO will receive 1,680,000 of the total amount of shares, for wages owed to him.  Payments of $229,645 from outside investors are still outstanding related to the subscriptions for common stock. As of the date of this report, no shares have been issued in connection with the offering.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 30, 2012	105,000	$1.50
Exercisable – March 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	105,000	$1.50
Exercisable – June 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2013	105,000	$1.50
Exercisable – September 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	0.34 years	$1.50	105,000	$1.50

At September 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – September 30, 2012	2,000,000	$1.50
Granted
Exercised
Forfeited
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	2,000,000	$1.50
Exercisable – March 31, 2012	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	2,000,000	$1.50
Exercisable – June 30, 2013	2,000,000	$1.50

Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	-
Outstanding – September 30, 2013	-	$1.50
Exercisable – September 30, 2013	-	$1.50

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	-	0.00 years	$1.50	-	$1.50

The above option has expired and will not appear on any reports after the date of this report

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, the equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was February 12, 2009; therefore, the 120th day was June 12, 2009.  Furthermore, the Company was required to have the S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement.  In 2012, the Company entered into a settlement agreement with a shareholder for cash in exchange for shares, which reduced the equity subject to registration rights penalty. See Note 7 for disclosure of the settlement agreement.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $11,000 and $3,000 for the quarters ended September 30, 2013 and 2012, respectively. Year-to-date compensation was $22,500 and $11,000 for September 2013 and 2012 respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit cards.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuit discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

We have one legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al.

On November 26, 2012, the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny.  The purpose of the Settlement Agreement was to settle the outstanding dispute and settle all claims between the parties.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for 805,000 shares held by Mr. Terny.  The Company agreed to pay Mr. Terny $50,000 upon the execution of the Settlement Agreement.  An additional $25,000 was paid to Mr. Terny on or before December 31, 2012 and the final payment of $275,000 was required to be paid on or before September 30, 2013. On April 4, 2013, counsel for Francois-Xavier Terny filed a stipulated judgment in connection with the final payment under the Mutual Settlement Agreement & General Release between the Company and Mr. Terny.  Management believes the judgment may be defective and is seeking legal clarification concerning same.

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. A partial payment of $50,000 was made in July 2013 reducing the settlement payable balance to $225,000.  No penalties have been issued as of the date of this report.

The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013.  As of the date of this report the Company still has a balance due of $225,000 recorded in the books.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Operating Lease

The Company has engaged a new lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The former lease expired on November 1, 2013. The Company currently occupies a newly leased building in Birmingham, Alabama. The lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company sub-leased the premise for the term of ten years with the option of an additional ten years provided 180 days prior written notice is given. The monthly base rental is $7,059.67 for the first year with a 2% increase each year after. The Company has prepaid the December 2013 rent and the security deposit; equal to the first month’s rent. The lessor waived the November 2013 rent as an incentive to enter into the lease.

Rent expense paid under the operating lease obligation totaled $14,938 and $14,548 for the quarters ended September 30, 2013 and 2012, respectively.

At September 30, 2013, future minimum payments due under the operating lease agreements are as follows:

October 1 through December 31, 2013	$8,147
Future minimum lease payments	$8,147

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

NOTE 10 – NOTE RECEIVABLE

On September 27, 2012, the Company sold the design and manufacturing rights to the discontinued Fighter model to a third party for $100,000. The full asset purchase price was recorded as other income.  In conjunction with the sale, an initial payment of $25,000 was received and a promissory note for the balance was issued.  The term of the promissory note is one year with an interest rate of 7%  The promissory note calls for two installment payments of $12,500 each and a final payment of $50,000 due on September 30, 2013.
As of the date of this report only one installment has been received and no interest has been paid.  Two orders have been changed or cancelled.  Commissions withheld as payment of the note have been reversed during the 3rd Quarter 2013.  Additionally, interest and late charges were assessed during 3rd Quarter 2013.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At September 30, 2013, the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation insures deposit account balances to at least $250,000 per insured bank.

NOTE 12 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has no debt obligations in notes payable and no lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Overview and Outlook

Net revenue for the quarterly period ended September 30, 2013 was $358,649 compared to $544,055 for the quarterly period ended September 30, 2012. Net revenue was lower primarily because the first three new X132 Hellcat Combat designated engines failed to meet management’s required specifications resulting in 4.5 weeks of production time lost. Additionally, during the second and third quarters, our tank manufacturer failed to meet the required number of units needed for current production. Year-to-date net revenue was $1,179,356 compared to $2,016,367 for the period ended September 30, 2012. Net loss for the quarter ended September 30, 2013 was $112,083 compared to a net loss of $85,818 for the quarter ended September 30, 2012.  Year-to-date net loss was $333,087 compared to net loss of $188,187 for the period ended September 30, 2012. Net loss was higher due to the decrease in efficiency caused by the production time lost.

Cash flow from operating activities was $(362,796) for the nine months ended September 30, 2013 compared to $(8,553) for the nine months ended September 30, 2012. Cash flow from financing activities was $349,213 and $20,057 for the nine months ended September 30, 2013 and 2012, respectively.

We believe that the near-term global economic environment is improving for the business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2013 was spent on the engine performance of the X132 Hellcat Combat.  The second quarter focus was on building our parts inventory to meet the current demand and fulfill a growing sales backlog for which revenue will be recognized in later periods. During the third quarter 2013, the Company was strategizing long term production goals enabling greater production of backlog items. These discussions inherently lead to the larger manufacturing facility.

Cost of Goods Sold

Cost of goods sold was $198,644 for the quarterly period ended September 30, 2013 compared to $446,047 for the quarterly period ended September 30, 2012.  Cost of goods sold was $629,593 and $1,416,769 for the first nine months of 2013 and 2012, respectively. Cost of goods sold was lower mainly due to a decreased production of motorcycles.

Gross Profit

Gross profit was $160,005 for the quarterly period ended September 30, 2013, compared to $98,008 for the quarterly period ended September 30, 2012. Gross profit as a percentage of revenue was 45% and 18% for the quarterly periods ended September 30, 2013 and 2012, respectively.  Year-to-date gross profit was $549,763 and $599,598 for 2013 and 2012, respectively. Year-to-date gross profit as a percentage of revenue was 47% and 30% for 2013 and 2012, respectively.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative costs (“SG and A”) was $208,966 for the quarterly period ended September 30, 2013, compared to $285,209 in 2012. Excluding the effect of stock option expense, SG and A expense decreased 30% over the prior year.  Year-to-date SG and A expenses were $749,815 and $850,279 for the first nine months of 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $63,966 and $12,108 for the quarters ended September 30, 2013 and 2012, respectively. The increase in expenditures relates to increased salaries in the research and development division of the Company. Research and development expenditures were $133,241 and $79,158 for the first nine months of 2013 and 2012, respectively.

Results of Operations for the three and nine months ended September 30, 2013 compared to the the three and nine months ended September 30, 2012

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in whole dollars)	2013	2012	2013	2012
Revenue from motorcycles & related products	$358,649	$280,858	$1,179,356	$2,016,367
Gross Profit	$160,005	$112,376	$549,763	$599,598
Operating Expense	$272,849	$338,874	$883,056	$929,437
Other Income (Expense)	$844	$113,491	$289	$141,652
Net Income (Loss)	$(112,083)	$(85,818)	$(333,087)	$(188,187)
Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

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

Plan of Operation

Strengthen our Position in our Core Market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end, we have introduced the X132 Hellcat, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

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

Liquidity and Capital Resources

At September 30, 2013, we had cash of $115,329.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Various ASUs up through ASU No. 2013-11 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2013.  Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company is currently undertaking measures including software upgrades and individual accountability to ensure timely and accurate reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  As of November 13, 2013, the Company had received subscription payments of $616,761.50, with a balance of $193,238.50 remaining unpaid, including $30,000 payable as stock in lieu of salary to Mr. Chambers for his original subscription of $210,000.  The balance of the subscription amounts is currently due and payable.

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

ITEM 6. EXHIBITS

31.1*	Rule 13a-14 Certification by Principal Executive Officer
31.2*	Rule 13a-14 Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*Furnished with this Form 10-Q
**To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: November 19, 2013	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer Principal Executive Officer

Date: November 19, 2013	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer