Form 10-Q/A
period 2013-09-30
Confederate Motors, Inc.
filed 2013-11-25
CIK 1346346

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

(205) 324-9888
(Issuer’s Telephone number)

2222 5th Avenue South, Birmingham, Alabama 35233
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Confederate Motors, Inc. on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

2

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

Confederate Motors, Inc.

Date: November 25, 2013	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2013	By:	/s/ Jay Etheridge
Jay Etheridge, Controller
(Principal Financial Officer)

3

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14 Certification by Principal Executive Officer(1)

31.2	Rule 13a-14 Certification by Principal Financial Officer(1)

32.1	Section 1350 Certification of Principal Executive Officer(1)

32.2	Section 1350 Certification of Principal Financial Officer(1)

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) These exhibits were previously included in the Quarterly Report of Confederate Motors, Inc. on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013.

 4