Form 10-K/A
period 2012-12-31
Confederate Motors, Inc.
filed 2014-02-10
CIK 1346346

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, and Item 15, EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, has been amended to revise the Liquidity and Capital Resources section to include a discussion of the delinquent final payment due to Mr. Terny under the Settlement Agreement discussed in Note 15 to the financial statements included with this Form 10-K amended report and the remaining registration rights liability discussed in Note 5 of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, and how the Company expects to satisfy these obligations.

Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, has been amended to revise Note 15 to address how the Company considered these items in reaching its conclusion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

Item 15, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, includes as exhibits the certifications required pursuant to Rule 13a-14(a) under the Exchange Act.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2012, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on April 16, 2013.

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

In 2012 the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny to settle an outstanding dispute.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for the return of 805,000 shares held by Mr. Terny. We paid Mr. Terny $50,000 upon the execution of the Settlement Agreement and an additional $25,000 prior to December 31, 2012. The final payment of $275,000 was required to be paid on or before March 31, 2013, but remained unpaid as of the date of this report.  In addition, at December 31, 2012, we owed $175,000 to investors in a 2009 offering as a penalty in connection with the registration of the shares sold in the offering.  The Company expects to use proceeds from private stock offerings as well as proceeds from backlog order fulfillment to satisfy the current debt to Mr. Terny and to satisfy the registration rights liability, should a payment be demanded.  In connection with the registration penalty, we may also attempt to negotiate a settlement with the parties to satisfy the obligations with shares of our equity securities or installment payments.

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

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
April 11, 2013, except for Note 15 which is dated November 4, 2013

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

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011

	2012	2011
Operating activities
Net Loss	$(509,680)	$(461,884)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	8,409	19,500
Options issued for services	344,691	143,621
Write-off of inventory	42,483	-
Gain on litigation settlement	(39,700)	-
Gain on sale of assets	(62,500	-
Change in operating assets and liabilities
Inventory	140,547	(95,656)
Prepaid inventory	935	3,650
Accounts payable	34,157	24,243
Accrued salaries	100,000	101,000
Accrued payroll tax liability	(15,424)	(122,000)
Other accrued expenses	(2,600)	1,915
Deferred revenue	(14,751)	3,914
Deferred sales commission and royalty	49,982	-
Net cash provided (used) by operating activities	16,549	(441,697)

Investing activities
Due from related party	-	3,750
Net cash used by investing activities	-	3,750

Financing activities
Repayment of notes payable	(25,803)	(32,308)
Repayment of capital leases	(5,603)	(18,299)
Payments for treasury shares	(25,000)	-
Proceeds from issuance of stock, net of stock issuance costs	91,000	300,000
Net cash provided by financing activities	34,594	249,393

Net increase (decrease) in cash and cash equivalents	51,143	(188,554)

Cash and cash equivalents at the beginning of year	77,773	266,327

Cash and cash equivalents at end of year	$128,916	$77,773

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Options issued for services	$-	$689,382
Equipment obtained with capital lease	$4,123	$-
Treasury stock	$313,950	$-
Cash paid during the year for:
Interest expense	$3,001	$5,938
Income tax	$-	$-

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

NOTE 15 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future. The Company has minimal debt obligations, except as set forth below, of $18,737 in notes payable and $2,405 in lease obligations which results in negligible debt service payments.  We are currently not engaged in any discussions that could result in additional borrowings.

At December 31, 2012, the Company owed a remaining balance of $275,000 in the Settlement Agreement with Mr. Terny. (See above, Note 7—Commitments, Contingencies and Uncertainties.)  Although delinquent, the Company continues to make payments to Mr. Terny and/or his designee as funding becomes available. The Company paid $50,000 during the third quarter 2013. As of the date of this amendment, our current obligation to Mr. Terny is $225,000.

At December 31, 2012, the Company had a remaining registration rights liability of $175,000.  (See above, Note 5—Stockholders’ Equity.)  No demands have been made in the past for repayment of this penalty.  In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

Strengthening its ability to continue operations, the Company has a significant backlog of orders; as of the date of this report the Company has 30 orders which represent 4-6 months of production and approximately $1.2 million in revenue.  Assuming the Company’s average gross profit margin of 30%, the company will earn $360,000 in gross profit. The Company projects an additional 50 to 100 orders with the unveiling of the F4 Hellcat at the 2013 year end.  Accordingly, management is of the opinion that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

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
Notes to Consolidated Financial Statements for the years ended December 31, 2012 and 2011

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Amended and Restated Certificate of Incorporation	10-K	000-52500	3.1	4/16/13
3.2	Certificate of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Stock Incentive Plan *	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers *	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with H. Matthew Chambers effective February 15, 2012 *	10-K	000-52500	3.1	4/16/13
10.4	Employment Agreement with Joseph Mitchell *	8-K	000-52500	10.3	2/12/09
10.5	Terny Settlement Agreement	10-K	000-52500	3.1	4/16/13
10.6	Promissory Note dated September 27, 2012	10-K	000-52500	3.1	4/16/13
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from CVB Dated August 6, 2012 Regarding Change in Certifying Accountant	8-K	000-52500	16.1	8/7/12
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/1/11
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer	10-K	000-52500	3.1	4/16/13
32.2	Section 1350 Certification of Principal Financial Officer	10-K	000-52500	3.1	4/16/13
101.INS	XBRL Instance Document	10-K	000-52500	3.1	4/16/13
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-52500	3.1	4/16/13
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-52500	3.1	4/16/13
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-52500	3.1	4/16/13
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-52500	3.1	4/16/13
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-52500	3.1	4/16/13
* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: February 10, 2014	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer