Form 10-K
period 2013-12-31
Confederate Motors, Inc.
filed 2014-04-15
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52500

Confederate Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4182621
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

3029 2nd Avenue South, Birmingham, AL	35233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (205) 324-9888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $2,358,674.

The number of shares outstanding of the registrant’s common stock on April 11, 2014, was 16,704,762.

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

Our Motorcycle Business

We are engaged in the design and assembly of premium, heavyweight motorcycles geared for high net worth customers. The Company currently offers four models, known as the X132 Hellcat, X132 Combat, Hellcat Roadster (pre-production), and the Limited Edition Pierre Terblanche P-51 Fighter (pre-production).  The X132 Hellcat and X132 Hellcat Combat began production in January 2012. The Hellcat Roadster is scheduled to start production in late spring 2014. The Limited Edition Pierre Terblanche P-51 Fighter will also begin production in early fall 2014 with only 31 units being produced. On September 27, 2012, the Company sold the design and manufacturing rights to the P-120 Fighter model to a third party; however, CM is not accepting orders for the P-120 Fighter at this time.

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

Motorcycle Related Products

In addition to our motorcycles, we offer a select variety of wearing apparel and other related accessories displaying the Confederate name.  These products are marketed through our online website.  Management, however, does not believe these sales to be material to our business at this point in time.

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

Develop our Internet Business

As our current and only web presence, www.confederate.com encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 22,746 per month in 2013.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

The Company is also utilizing social media sites such as Facebook, Twitter, and Instagram to keep current and potential customers up to date with company events or promotions as well as share some of the day to day workings and current philosophies.

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

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of certain components and parts, assembly of motorcycle components and conducting quality control of finished motorcycles.  Certain motorcycle components specific to our bikes are outsourced for production to our specifications to various vendors, including engines, machined frame components, transmission gears, belt drives, fenders, fuel tanks and seats.  Other key components are purchased off-the-shelf from various independent suppliers mostly located in the United States, including brake and suspension systems, drive belts, ignition starters, wheels, tires, lights and batteries.  Components manufactured by us in-house include welded motorcycle frames and exhausts.

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

Research and Development

During the year ended December 31, 2013, we spent $189,731 on research and development related to development of new motorcycle models.  During the year ended December 31, 2012, we spent $209,592 on research and development of new motorcycle models.  We anticipate continuing these research and development activities on an ongoing basis.

Trademarks and Trade Names

We hold several federal trade names used in our business, including “Hellcat,” “Confederate,” “Fighter,” “Bohemian,” “D'Orleans,” “El Bandito,” “Rake,” “Renovatio”, “Curtiss”, “Copperhead”, “Hellrider”, and “Art of Rebellion.”  We also hold a patent (U.S. Patent No. 5,857,538 issued on January 12, 1999) for the frame rigidity of our motorcycles.  We also have website URLs for “Confederate.com” and “Workandcycle.com.”

Government Regulation

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.  International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of our company. We strive to ensure that our facilities and products comply with all applicable environmental regulations and standards.

Our motorcycles that are sold in the United States are not subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards. As we produce more motorcycles, our current exemption may change. Additionally, our motorcycle products must comply with the motorcycle emissions, noise and safety standards of certain foreign markets where they are sold,  Because we expect that environmental standards (homologation) will become more stringent over time, we will continue to incur research, development and production costs in this area for the foreseeable future.

We plan to submit the X132 Hellcat, Hellcat Roadster, and the Limited Edition Piere Terblanche P-51 Fighter to the various applicable governmental agencies for certification requirements and standards.  For this purpose, we have retained a leading certified motorcycle testing lab.  We expect to incur costs of approximately $50,000 per unit to comply with motorcycle safety and emissions requirements.  As new laws and regulations are adopted, we will assess their effects on current and future Confederate motorcycle products.

Employees

At April 11, 2014, we had a total of 9 full time employees, consisting of 4 personnel in production and procurement and 5 personnel in management, design, sales and marketing.  None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2.       PROPERTIES

Our principal offices are located at 3029 2nd Avenue South, Birmingham, Alabama.  We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending October 31, 2018. Our Birmingham facility consists of about 22,000 square feet.  Monthly lease payments are $7,060.  We do not own any real estate.

ITEM 3.       LEGAL PROCEEDINGS

We have one legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al. In 2012 the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny to settle an outstanding dispute.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for the return of 805,000 shares held by Mr. Terny.  We paid Mr. Terny $50,000 upon the execution of the Settlement Agreement and an additional $25,000 prior to December 31, 2012. The final payment of $275,000 was required to be paid on or before March 31, 2013 but was not made.

The Company paid $50,000 in July 2013 and $25,000 in November 2013 reducing the settlement payable balance to $200,000. No penalties have been issued as of the date of this report.

ITEM 4.       MINE SAFETY DISCLOSURE

Because the Company is not engaged in mining operations, no disclosure is required pursuant to this item.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, and our trading symbol is “CFED”.  We do not believe that a material number of our shares of common stock trade on a regular basis. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended December 31, 2012	First	$0.35	$0.18
	Second	$0.40	$0.20
	Third	$0.21	$0.20
	Fourth	$0.40	$0.21

For the Fiscal Year Ended December 31, 2013	First	$0.40	$0.30
	Second	$0.30	$0.30
	Third	$0.93	$0.20
	Fourth	$0.28	$0.25

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

Holders

As of April 11, 2014, we had approximately 60 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed American Registrar and Transfer Company, Salt Lake City, Utah, to act as the transfer agent of our common stock.

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

Unregistered Sales of Securities

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  As of the date of this report, the Company had received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid.  Mr. Chambers’s payable as stock in lieu of salary in the amount  of $210,000 is listed on the balance sheet in accrued salaries. Once the cash balance of $113,238.50 is received shares will be issued to Mr. Chambers and this liability will be removed. The balance of the subscription amounts is currently due and payable.

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

Overview and Outlook

Net revenue for 2013 was $1,395,555 compared to $2,561,260 for 2012. The Company’s year-end financial performance reflected a decrease in motorcycle shipments.  Net loss was $665,814 in 2013 compared to a net loss of $509,680 in 2012.  Net revenue was lower primarily because the first three new X132 Hellcat Combat designated engines failed to meet management’s required specifications resulting in 4.5 weeks of production time lost. Additionally, during the remaining quarters, our tank manufacturer failed to meet the required number of units needed for current production.

Cash flow from operating activities was negative $566,1490 in 2013 compared to $16,549 in 2012.  Net cash flow from investing activities was negative $25,273 and $0 for 2013 and 2012, respectively. Net cash flow from financing activities was $440,619 and $34,594 for 2013 and 2012, respectively.

We believe that the near-term global economic environment is improving for the business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2013 was spent on the engine performance of the X132 Hellcat Combat.  The second quarter focus was on building our parts inventory to meet the current demand and fulfill a growing sales backlog for which revenue will be recognized in later periods. During the third and fourth quarters of 2013, the Company was strategizing long term production goals enabling greater production of backlog items. These discussions inherently lead to the larger manufacturing facility.

Cost of Goods Sold

Cost of goods sold was $940,477 in 2013 compared to $1,777,795 in 2012.  The decrease in cost of goods sold was primarily due to a decrease in motorcycle shipments.

Gross Profit

Gross profit was $455,078 in 2013 compared to $783,465 in 2012. Gross profit was lower due to a decrease in motorcycle shipments. Gross profit percentage increased to 32.6% of revenue from 30.6% the prior year due to a higher average selling price.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative costs was $971,638 in 2013 compared to $1,280,252 in 2012.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $189,731 and $209,592 for the years ended 2013 and 2012, respectively.

Results of Operations for the year ended December 31, 2013 Compared to the year ended December 31, 2012

	Year Ended
	December 31, 2013	December 31, 2012
Revenue from motorcycles & related products	$1,395,555	$2,561,260
Gross Profit	$455,078	$783,465
Operating Expense	$1,161,369	$1,489,844
Other Income (Expense)	$40,477	$196,699
Net Income (Loss)	$(665,814)	$(509,680)
Earnings (Loss) per Share	$(0.04)	$(0.04)

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

Liquidity and Capital Resources

At December 31, 2013, we had cash of $3,113.

The Company decreased its cash position by $125,803 over the prior year.  Cash flow from operations decreased to a loss of $541,151 from $16,549 in 2012.  The decline was partially a result of a higher inventory balance which the Company will need to continue to replenish with capital raised from a planned stock offering.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Over the next 12 months, we will focus production on the X132 Hellcat and the two new models.  The Company has a significant backlog of orders; as of the date of this report the Company has 32 orders which represent four months of production backlog.  The projected capital expenditure for inventory to increase production is approximately $500,000.  We intend to raise capital through the sale and issuance of our capital stock.

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.

In 2012 the Company entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny to settle an outstanding dispute.  Under the Settlement Agreement, the Company agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for the return of 805,000 shares held by Mr. Terny.  We paid Mr. Terny $50,000 upon the execution of the Settlement Agreement and an additional $25,000 prior to December 31, 2012. The final payment of $275,000 was required to be paid on or before March 31, 2013 but was not made.

The Company paid $50,000 in July 2013 and $25,000 in November 2013 reducing the settlement payable balance to $200,000. No penalties have been issued as of the date of this report.

In addition, at December 31, 2013, we owed $175,500 to investors in a 2009 offering as a penalty in connection with the registration of the shares sold in the offering.  The Company expects to use proceeds from private stock offerings as well as proceeds from backlog order fulfillment to satisfy the current debt to Mr. Terny and to satisfy the registration rights liability, should a payment be demanded.  In connection with the registration penalty, we may also attempt to negotiate a settlement with the parties to satisfy the obligations with shares of our equity securities or installment payments.

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2014-07 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Confederate Motors, Inc.

We have audited the accompanying consolidated balance sheets of Confederate Motors, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Confederate Motors, Inc. as of December 31, 2013 and 2012, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has negative working capital and has incurred recurring losses.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 14.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net	s/Anderson Bradshaw PLLC Salt Lake City, Utah April 14, 2014

CONFEDERATE MOTORS, INC.
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Assets

Current assets
Cash and cash equivalents	$3,113	$128,916
Inventory	374,531	345,632
Prepaid expenses	4,834	201,070
Prepaid inventory	43,463	11,015
Notes receivable	10,223	62,500
Total current assets	436,164	749,133

Property and equipment, net	27,450	3,550
Total assets	$463,614	$752,683

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$93,978	$201,320
Accrued interest payable	7,502	7,502
Accrued salaries	306,000	201,000
Accrued payroll tax liability	95,994	67,245
Deferred revenue	792,208	817,582
Deferred sales commission and royalty	30,000	49,982
Warranty reserve	8,600	8,600
Other accrued expenses	26,782	21,708
Registration rights liability	175,500	175,500
Payable to be settled in stock	-	50,000
Settlement payable	200,000	275,000
Current portion of notes payable	-	18,737
Current portion of capital leases	-	2,405
Current portion of deferred exclusive agency fee	-	-
Total current liabilities	1,736,564	1,896,581

Notes payable, less current portion	-	-

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 13,587,556 and 13,471,277 shares outstanding at December 31, 2013 and 2012, respectively	13,586	13,470
Additional paid-in capital	9, 852,846	9,802,962
Stock Subscribed	600,000	-
Subscriptions Receivable	(113,238)	-
Treasury shares	(313,950)	(313,950)
Accumulated deficit	(11,312,194)	(10,646,380)
Total stockholders’ deficit	(1,272,951)	(1,143,898)
Total liabilities and stockholders’ deficit	$463,614	$752,683

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Operations
Years ended December 31, 2013 and 2012

	2013	2012

Sales	$1,395,555	$2,561,260

Cost of goods sold	(940,477)	(1,777, 795)

Gross profit	455,078	783,465
Operating expenses:
Research and development	189,731	209,592
Selling, general and administrative expenses	971,638	1,280,252
Total operating expenses	1,161,369	1,489,844

Loss from operations	(706,291)	(706,379)

Other income (expense)
Gain from extinguishment of debt	-	-
Gain on litigation settlement	-	39,700
Other income	14,143	160,000
Gain on sale of asset	22,500
Interest, net	3,834	(3,001)
Total other income	40,477	196,699

Net loss	$(665,814)	$(509,680)

Net income (loss) per common share - basic and diluted	$(0.05)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	13,581,185	13,304,178

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statement of Stockholders’ Deficit
Years ended December 31, 2013 and 2012

	Common Stock Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2010	12,954,998	$12,954	$-	$8,723,096	$(9,674,816)	$(938,766)

Issuance of common stock for cash	300,000	300	-	299,700	-	300,000

Stock options issued for services	-	-	-	689,382	-	689,382

Net loss	-	-	-	-	(461,884)	(461,884)
Balance at December 31, 2011	13,254,998	$13,254	$-	$9,712,178	$(10,136,700)	$(411,268)

Issuance of common stock for cash	216,279	216	-	90,784	-	91,000

Treasury stock	-	-	(313,950)	-	-	(313,950)
Net loss	-	-	-	-	(509,680)	(509,680)
Balance at December 31, 2012	13,471,277	$13,470	$(313,950)	$9,802,962	$(10,646,380)	$(1,143,898)
Issuance of common stock as settlement for payable	216,279	116	-	49,884	-	50,000

Treasury stock	-	-		-	-
Subscribed stock						600,000
Subscriptions receivable						(113,238)
Net loss	-	-	-	-	(665,814)	(665,814)
Balance at December 31, 2013	13,471,277	$13,586	$(313,950)	$9,852,846	$(11,312,194)	$(1,272,950)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2013 and 2012

	2013	2012
Operating activities
Net Loss	$(665,814)		$(509,680)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	1,374		8,409
Options issued for services	201,070		344,691
Write-off of inventory	-		42,483
Gain on litigation settlement	-		(39,700)
Gain on sale of assets	(22,500)		(62,500)
Change in operating assets and liabilities
Inventory	(28,899)		140,547
Prepaid inventory	(9,948)		935
Notes receivable	52,277		62,500
Prepaid expenses	(4,834)		-
Accounts payable	(107,342)		34,157
Accrued salaries	105,000		100,000
Accrued payroll tax liability	28,749		(15,424)
Settlement Payable	(75,000)
Other accrued expenses	5,074		(2,600)
Deferred revenue	(25,374)		(14,751)
Deferred sales commission and royalty	$(19,982)		$49,982
Net cash provided (used) by operating activities	$(566,149)		$16,549)

Investing activities
CIP – Property, Plant, & Equipment	$(25,274)		$-
Net cash used by investing activities	$(25,274)		$-

Financing activities
Repayment of notes payable	(18,737)		(25,803)
Repayment of capital leases	(2,405)		(5,603)
Payments for treasury shares	-		(25,000)
Proceeds from issuance of stock, net of stock issuance costs	-		91,000
Subscriptions received	$486,762	$
Net cash provided by financing activities	$465,620		$34,594

Net increase (decrease) in cash and cash equivalents	(125,803)		51,143

Cash and cash equivalents at the beginning of year	128,916		77,773

Cash and cash equivalents at end of year	$3,113		$128,916

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$50,000		$-
Equipment obtained with capital lease	$-		$4,123
Prepaid inventory obtained with sale of fixed assets	$22,500		$-
Treasury stock	$-		$313,950
Cash paid during the year for:
Interest expense	$894		$3,001
Income tax	$-		$-

The accompanying notes are an integral part of these financial statements.

Confederate Motors, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers two production models (the X132 Hellcat) and two preproduction models (the Hellcat Roadster and the Pierre Tereblanch P51 Fighter). The X132 Hellcat model started production in January 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

	12/31/13	12/31/12
Parts	$188,867	$183,069
Work in process	82,515	86,433
Motorcycle finished goods	99,510	67,611
Apparel Inventory	3,639	8,519
Total Inventory	$374,531	$345,632

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Sales, use and other excise taxes are not recognized in revenue.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $792,208 at December 31, 2013 and $817,582 at December 31, 2012.

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

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock warrants	105,000
Total common stock equivalents	105,000

Since the Company reflected a net loss in 2013 and 2012, respectively, the effect of considering any common stock equivalents outstanding would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2013 and 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising is expensed as incurred.  For 2013 and 2012, advertising expense was $23,743 and $62,067, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $189,731 and $209,592 for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

There are no fair value measurements as of December 31, 2012 and December 31, 2013.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2013	2012
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	80,434	123,191
Leasehold improvements	25,273	39,886
	154,069	211,439
Less accumulated depreciation	(126,619)	(207,889)
	$27,450	$3,550

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2013	2012
Government agency note payable due August 12, 2013,
prime plus 2.75 % rate of interest (6.00% and 6.00% at
December 31, 2012 and 2011, respectively), principal
and interest payable monthly, unsecured	$-	$18,737
	-	18,737
Less current portion	-	18,737
	$-	$-

Principal Maturities of Notes Payable
2014	$-

$-

NOTE 4 – CAPITAL LEASES

The Company currently has no capital leases.

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

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  As of the date of this report, the Company had received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid.  The balance of the subscription amounts is currently due and payable.

On July 31, 2013 the Company offered for sale 6,234,412 shares of Common Stock at $0.1604 per share.  As of the date of this report, the Company has received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares. The remaining 50% shall be paid to the Company on a future date mutually agreed by the investor and the Company.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2010	105,000		$1.50
Granted		$
Exercised	-		-
Forfeited	-		-
Outstanding – December 31, 2011	105,000		$1.50
Exercisable – December 31, 2011	105,000		$1.50
Granted	-		-
Exercised	-		-
Forfeited	-		-
Outstanding – December 31, 2012	105,000		$1.50
Exercisable – December 31, 2012	105,000		$1.50
Granted	-		-
Exercised	-		-
Forfeited	-		-
Outstanding – December 31, 2013	105,000		$1.50
Exercisable – December 31, 2013	105,000		$1.50

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	105,000	0.01 years	$1.50	105,000	$1.50

At December 31, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On August 9, 2011, the Company entered into a Management Consulting Agreement with Confederate Strategic Partner Fund, LLC (hereinafter referred to as “Service Provider”).  In consideration for services provided by the Service Provider to the Company, the Company granted to the Service Provider an option to purchase up to 2,000,000 shares of common stock of the Company at $1.50 per share.  The options vested immediately and expired on August 9, 2013.

The Company valued these options utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.40, exercise price -$1.50, expected volatility -68.9%, risk free interest rate -0.19%. The fair value of $689,382 was recorded to additional paid-in capital.

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	1.50
Exercised
Forfeited
Outstanding – December 31, 2011	2,000,000	1.50
Exercisable – December 31, 2011	2,000,000	1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	2,000,000	-
Outstanding – December 31, 2013	-	$1.50
Exercisable – December 31, 2013	-	$1.50

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	0	0.0	$1.50	0	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and tradename filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $29,314 and $14,000 for the years ended December 31, 2013 and 2012, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has an employment agreement with its CEO.

NOTE 7 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuit discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013 and $25,000 to Mr. Terny’s designee on November 25, 2013.  As of the date of this report the Company still has a balance due of $200,000 recorded in the books.

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

Rent expense paid under the previous operating lease obligation totaled $9,958 for the quarter ending December 31, 2013.  Rent expense under the new operating lease totaled $7,060. Combined rent expense for the quarter ending December 31, 2013 is $17,018At December 31, 2013, future minimum payments due under the operating lease agreements are as follows:

Future minimum lease payments

2014	$63,822
2015	$86,700
2016	$88,434
2017	$90,204
2018	$92,006
2019	$93,824
Thereafter	$377,246
$892,236

Liquidity

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the motorcycle operations will continue to be primarily funded through cash flows generated by operations.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2014-07 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of the date of this report two installments have been received, through prepayment credits and certified funds, and no interest has been paid.  As of December 31, 2013, interest has accrued to $5,910. One customers order has changed and two order, previously credited were cancelled. Commissions withheld as payment of the note, $20,500, have been reversed during the 3rd Quarter 2013.  Accumulated fees for 2013 are $2,000. Additionally, CM had to provide warranty work and missing parts to customers charging $2,333 to notes receivable. Finally, two orders were placed without providing CM a commission or royalty, the Company will calculate our commission and royalty due in 2014. One sale in the 3rd quarter for $70,520 was credited to notes receivable. The current balance due CM is $10,223.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At December 31, 2013, the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to $250,000 per insured bank.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Tax years 2010, 2011 and 2012 are still open for examination by the taxing authorities.

The valuation allowance at December 31, 2013 was approximately $2,537,534. The net change in valuation allowance during the year ended December 31, 2013 was an increase of approximately $273,671. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,772,390 at December 31, 2013, expiring through 2033. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2013	2012
Non-current deferred tax assets:
Net operating loss carryforward	$(2,467,298)	$(2,111,975)
Stock based compensation	$(50,000)	$(135,222)
Inventory obsolescence	$(20,236)	$(16,666)

Total deferred tax assets	$(2,537,534,)	$(2,263,863)
Valuation allowance	$2,537,534	$2,263,863
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2013 and the year ended December 31, 2012 (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes and 6.5% for State income taxes, a blended rate of 39.23%) as follows:

	Year Ended December 31,
	2013	2012
Computed "expected" tax expense (benefit) - Federal – net of State benefit	$(233,034)	$(178,388)
Computed "expected" tax expense (benefit) - State -	$(42,278)	$(21,560)
Penalties and fines and meals and entertainment	$1,641	$3,668
Change in valuation allowance	$273,671	$196,280
Actual tax expense (benefit)	$-	$-

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including our CEO and CFO paid incorrectly as independent contractors in prior periods. The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 14 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations, except as set forth below,  We are currently not engaged in any discussions that could result in additional borrowings.

At December 31, 2012, the Company owed a remaining balance of $275,000 in the Settlement Agreement with Mr. Terny. (See above, Note 7—Commitments, Contingencies and Uncertainties.)  Although delinquent, the Company continues to make payments to Mr. Terny and/or his designee as funding becomes available. The Company paid $50,000 during the third quarter 2013 and $25,000 during the fourth quarter 2013. As of the date of this report, our current obligation to Mr. Terny is $200,000.

At December 31, 2013, the Company had a remaining registration rights liability of $175,500.  (See above, Note 5—Stockholders’ Equity.)  No demands have been made in the past for repayment of this penalty.  In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At December 31, 2013, the Company maintains a backlog of orders represented by deferred revenue totaling $746,107. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped.  As of the date of this report the Company has the needed inventory to begin relieving these funds as revenue.

At December 31, 2013, the Company continues to accrue wages due Matt Chambers in the amount of $275,000. $210,000 will be relieved once the February 2013 stock offering is closed.

Strengthening its ability to continue operations, the Company has a significant backlog of orders; as of the date of this report the Company has 32 orders which represent four months of production and approximately $1.6 million in revenue.  Assuming the Company’s average gross profit margin of 30%, the Company will earn $480,000 in gross profit. The Company projects an additional 50 to 100 orders with the unveiling of the Hellcat Roadster and the Limited Edition Pierre Terblanche P-51 Fighter at the 2013 year end.

Additionally, the Company will begin producing 2 bikes per week and expects to produce 75 motorcycles this year representing an additional $988,000 in gross profit.

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2013 the Company  offered for sale 6,234,412 shares of Common Stock at $0.1604 per share.  As of the date of this report, the Company has received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares. The remaining 50% shall be paid to the Company on a future date mutually agreed by the Investor and the Company.

On April 14, 2014, management determined that previously waived compensation to Matt Chambers in the amount of $171,250 would be paid in the current year by issuing shares of common stock.  The compensation relates to the years 2009 through 2011.  The transaction has been treated as a change in accounting estimate and will therefore be accounted for as compensation expense in 2014.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated by reference to Item 4.01 of Form 8-K dated August 6, 2012, and filed with the Commission on August 7, 2012.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, H. Matthew Chambers, and our principal financial officer, Jay Etheridge, have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2013, it had material weaknesses in its internal control procedures, therefore the Company's internal controls were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  We have concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

1.	Adding personnel with the depth of knowledge and time commitment to provide a greater level of review for corporate activities;

2.	Continuing to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

3.	Soliciting independent directors to enhance corporate governance and Board composition.

We intend to consider the results of our remediation efforts and related testing as part of our assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There were no reportable events pursuant to this item.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers; Term of Office

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION	CLASS OF DIRECTOR	DIRECTOR SINCE
H. Matthew Chambers	60	Chairman, President and Chief Executive Officer	III	2009
Paolo Chiaia	55	Director	II	2010
Patrick Aisher	44	Director	I	2012

Our Certificate of Incorporation provides that our directors are divided into three classes, Class I, Class II and Class III, with each class to have as equal a number of members as reasonably possible. The term of office of the Class II director was set to expire at the annual meeting of stockholders in 2012; however, during 2012, the Company did not hold an annual meeting of stockholders. The term of office of the Class III directors was set to expire at the annual meeting of stockholders in 2013; however, during 2013, the Company did not hold an annual meeting of stockholders.  At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are to be elected for a one-year term.  If the number of directors is changed, any increase or decrease will be apportioned among the classes by the Board of Directors so as to maintain the number of directors in each class as nearly equal as is reasonably possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class will hold office for a term that will coincide with the remaining term of that class.  In no case will a decrease in the number of directors shorten the term of any incumbent director, even though such decrease may result in an inequality of the classes until the expiration of such term.  A director will hold office until the annual meeting of stockholders in the year in which his or her term expires and until his or her successor is elected and qualified subject, however, to prior death, resignation, retirement or removal from office.

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

The board appointed Mr. Chiaia to provide insight into the Italian market and furnish financial oversight, Mr. Chambers because of his 20+ years of experience in the motorcycle industry, and Mr. Aisher to provide his knowledge of luxury brands and branding..

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2013, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Paolo Chiaia	1	1	1
Patrick Marcus Aisher	1	1	0

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

Code of Ethics

In 2010, we adopted a Code of Ethics which applies to our CEO, CFO (if any) and members of our finance department; however, we have not posted the Code of Ethics on our corporate website (www.confederate.com).  We shall also provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Confederate Motors, Inc., 3029 2nd Avenue South, Birmingham, Alabama 35233, attention H. Matthew Chambers.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Bonus (1)	Total
H. Matthew Chambers, CEO	2013	$180,000	$45,000	$225,000
	2012	$180,000	$45,000	$225,000
___________________
(1)
Mr. Chambers did not receive his full salary and guaranteed bonus per his employment agreement for 2012 or 2013.  The Company has accrued the underpaid base salary and guaranteed bonus in the amount of $105,000 for each year. As of December 31, 2013, $275,000 in total accrued salary and bonus was owed to Mr. Chambers.

Employment Agreement

The Company has entered into an employment agreement with H. Matthew Chambers with an effective date of February 15, 2012.  The term of the employment agreement is five years.  The term will automatically extend in one-year increments unless we notify Mr. Chambers in that year that his employment agreement will not be extended.

The employment agreement provides for annual base salary of $180,000 and a guaranteed 25% bonus.  The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year.  The employment agreement also makes Mr. Chambers eligible for annual bonuses determined by our board of directors (or compensation committee, if any).  The employment agreement also provides that Mr. Chambers is eligible to participate in our equity incentive plans and other employee benefit programs.

The employment agreement imposes on Mr. Chambers post-termination non-competition, non-solicitation and confidentiality obligations.  Under the agreement, Mr. Chambers will agree not to compete with our business in the United States, subject to certain limited exceptions, for a period of two years after termination of his employment (provided that the agreement is terminated other than for good reason by the officer or without cause by us).  Mr. Chambers will further agree, for a period of three years after termination of his employment, to refrain from inducing, or attempting to induce, any of our customers or employees to curtail or terminate their relationship or employment with us, as applicable. Mr. Chambers also agrees to maintain the confidentiality of all confidential or proprietary information of our company, and assign any inventions to us that he acquired or developed during his relationship with us.

The employment agreement provides for payments and benefits upon termination of employment in addition to those previously accrued.  If Mr. Chambers is terminated due to death or disability, he will receive (in addition to items previously accrued):

•
instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to the average annual bonus in recent years (calculated as described below), prorated to reflect the part of the year completed before termination; and

•	in case of disability, continued health, medical and life insurance coverage until age 65.

If we terminate Mr. Chambers’ employment without cause, including after a change in control, or if he terminates employment for good reason, he will receive (in addition to items previously accrued):

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

In each case, the average annual bonus in recent years is calculated by using the most recent (up to three) calendar years in which Mr. Chambers worked for us for the entire year. If Mr. Chambers was not eligible for, or did not receive, a bonus during any of those years, then we deem the average annual bonus to be equal to the target annual bonus for the year of termination. When calculating the average annual bonus, any guaranteed cash bonus is disregarded.

If payments under the employment agreement are subject to the golden parachute excise tax, we must pay an additional gross-up amount so that his after-tax benefits are the same as if no excise tax had applied.

Equity Awards

As of December 31, 2013, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Chambers.

Compensation of Directors

No compensation was paid to our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2013.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of April 11, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors, named executive officers, and executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
H. Matthew Chambers 3029 2nd Avenue South Birmingham, AL 35233	2,633,220	(3)	15.76%

Paolo Chiaia 3029 2nd Avenue South Birmingham, AL 35233	207,262		1.24%

Patrick Aisher 3029 2nd Avenue South Birmingham, AL 35233	50,000		0.30%

Named Executive Officers, Executive Officers and Directors as a Group (3 Persons)	2,890,482		17.30%

Optimum Solution Pte Ltd.(4) 3 RHU CROSS #01-07 COSTA RHU, SINGAPORE 437433	3,117,206		18.67%

Nazir Mohammed Parker(5) Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826		14.85%

RSC Affiliated Businesses, LLC(6) 3029 2nd Avenue South Birmingham, AL 35233	2,633,220		15.76%

_____________
(1)
This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

(2)	At April 11, 2014, we had 16,704,762 shares outstanding.
(3)	Consists of shares owned by RSC Affiliated Businesses, LLC, a company controlled by Mr. Chambers and for which he has the power to vote and invest the shares.
(4)	Arun Pandey has the voting and investment power over all of these shares.
(5)	Includes 1,239,913 shares held by Oldenway I and 1,239,913 shares held by Oldenway II. Mr. Parker has the voting and investment power over all of these shares.
(6)	This entity shares beneficial ownership of these shares with H. Matthew Chambers and the shares are included with the shares beneficially owned by him above in this table.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2013, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	105,000	(1)	$1.50	0
Equity compensation plans not approved by security holders	0		$-	305,000	(2)
Total	105,000		-	305,000

(1)	These numbers represent 105,000 warrants issued in 2009.

(2)	We have a 2008 Incentive Plan which permits us to grant option and share awards. The plan has 1,105,000 shares authorized for grants, of which we issued 800,000 shares during 2009.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 24, 2013, we entered into a Subscription Agreement (the “Agreement”) for the sale of 6,234,412 shares of Common Stock (the “Shares”) with Optimum Solution Pte. Ltd., a non-U.S. entity (the “Investor”).  The purchase price per Share is $0.1604 for gross proceeds to the Company of $1,000,000. We received a total of $500,000 from the Investor pursuant to the Agreement.  Following receipt of these funds, we issued to the Investor 3,117,206 shares of its common stock of the 6,234,412 Shares to be sold pursuant to the Agreement.

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  As of the date of this report, the Company had received subscription payments of $696,761.50, with a balance of $113,238.50 remaining unpaid, Mr. Chambers’ original subscription of $210,000 will be cleared once the offer closes.  The balance of the subscription amounts is currently due and payable. Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $29,314 and $14,000 for the years ended December 31, 2013 and 2012, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 by our independent registered public accounting firm were as follows:

Fiscal Year	Amount
2013	$43,000
2012	$40,100

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Index

Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows, for the years ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Amended and Restated Certificate of Incorporation	10-K	000-52500	3.1	4/16/13
3.2	Certificate of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Stock Incentive Plan*	8-K	000-52500	10.1	2/12/09
4.2	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.2	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.2	Employment Agreement with H. Matthew Chambers *	8-K	000-52500	10.2	2/12/09
10.3	Employment Agreement with H. Matthew Chambers effective February 15, 2012*	10-K	000-52500	3.1	4/16/13
10.4	Employment Agreement with Joseph Mitchell*	8-K	000-52500	10.3	2/12/09
10.5	Terny Settlement Agreement	10-K	000-52500	3.1	4/16/13
10.6	Promissory Note dated September 27, 2012	10-K	000-52500	3.1	4/16/13
10.7	Subscription Agreement dated December 24, 2013 with Optimum Solution Pte. Ltd.					X
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
16.1	Letter from CVB Dated August 6, 2012 Regarding Change in Certifying Accountant	8-K	000-52500	16.1	8/7/12
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/1/11
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: April 15, 2014	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2014	By:	/s/ Jay Etheridge
Jay Etheridge, Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Matthew Chambers
H. Matthew Chambers	Director & Chief Executive Officer (Principal Executive Officer)	April 15, 2014

/s/ Paolo Chiaia
Paolo Chiaia	Director	April 15, 2014

/s/ Patrick Aisher
Patrick Aisher	Director	April 15, 2014