Form 10-Q
period 2014-03-31
Confederate Motors, Inc.
filed 2014-05-20
CIK 1346346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2014: 16,704,762 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$286,364	$3,113
Other Receivables	67,940	-
Inventory	436,977	374,531
Prepaid inventory	126,960	43,463
Prepaid expenses	3,253	4,834
Note Receivable	12,124	10,223
Total current assets	933,618	436,164

Property and equipment, net	38,325	27,450

Total assets	$971,943	$463,614

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$73,465	$93,978
Accrued interest payable	7,502	7,502
Accrued salaries	126,000	306,000
Accrued payroll tax liability	89,594	95,994
Deferred revenue	827,638	792,208
Deferred sales commission and royalty	30,000	30,000
Warranty reserve	8,600	8,600
Other accrued expenses	34,186	26,782
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	180,000	-
Settlement Payable	200,000	200,000
Current portion of notes payable	-	-
Total current liabilities	1,752,485	1,736,564

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2014 and 2013	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 16,704,762 shares outstanding in 2014 and 13,587,556 shares outstanding in 2013	16,703	13,586
Additional paid-in capital	10,349,729	9,852,846
Stock Subscribed	600,000	600,000
Subscriptions Receivable	(113,238)	(113,238)
Accumulated deficit	(11,319,786)	(11,312,194)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(780,542)	(1,272,950)
Total liabilities and stockholders’ deficit	$971,943	$463,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Sales	$349,474	$417,987

Cost of goods sold	(189,364)	(203,205)

Gross profit	160,110	214,782

Operating Expenses
Research and Development	50,068	23,163
Selling, general and administrative expenses	184,499	250,682
	234,567	273,845

Loss from operations	(74,457)	(59,063)

Other income (expense)
Other income	66,465	-
Interest (expense)	400	(284)
	66,865	(284)

Net income (loss) before income taxes	(7,592)	(59,347)
Income tax expense	-	-
Net income (loss)	$(7,592)	$(59,347)

Net income (loss) before income taxes per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	15,745,622	13,561,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Operating activities
Net income (loss)	$(7,592)	$(59,347)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
AR / Other Receivables	(67,940)	-
Depreciation	344	344
Deferred exclusive agency fee	-	-
Options issued for services	-	97,188
Change in operating assets and liabilities
Inventory	(62,444)	(48,635)
Prepaid inventory	(83,498)	-
Prepaid expenses	1,581	-
Notes Receivable	(1,901)	-
Accounts payable	(20,512)	(62,033)
Accrued payroll tax liability	(6,400)	-
Other accrued expenses	7,403	1,998
Deferred revenue	35,430	(58,756)
Deferred sales commission and royalty	-	30,000

Net cash provided (used) by operating activities	(205,529)	(99,241)

Investing activities
Leasehold Improvements – Construction in Progress	(554)	-

Equipment – Construction in Progress	(10,666)	-

Net cash provided (used) by investing activities	(11,220)	-

Financing activities
Repayment of notes payable	-	(5,393)
Repayment of capital leases	-	(687)
Proceeds from issuance of stock	500,000	-
Net cash provided (used) by financing activities	500,000	(6,080)

Net increase (decrease) in cash and cash equivalents	283,251	(105,321)

Cash and cash equivalents at the beginning of period	3,113	128,916

Cash and cash equivalents at end of period	$286,364	$23,595

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$-	$50,000
Payable to be settled in stock	180,000	-
Cash paid during the period for:
Interest	$-	$284
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the X132 Hellcat) and two preproduction models (the Hellcat Roadster and the Pierre Tereblanche P51 Fighter). The X132 Hellcat model started production in January 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012.  The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Principles of Consolidation

The consolidated financial statements include Confederate Motors, Inc., Confederate Acquisitions Corp.(inactive), and Confederate Garage, LLC. (collectively, the “Company”). All intercompany accounts have been eliminated in consolidation.

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

See Note 6 for a full discussion of commitments, contingencies and other uncertainties.

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

	3/31/2014	12/31/2013
Parts	$242,756	$188,867
Work in process	60,193	82,515
Motorcycle finished goods	90,878	99,510
Trade In Models	30,000	-
Apparel inventory	13,150	3,639
Total Inventory	$436,977	$374,531

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $827,638 at March 31, 2014 and $792,208 at December 31, 2013.

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

The Company did not have any potential common stock equivalents at March 31, 2014 except $180,000 payable to officer which will be satisfied with 1,440,000 shares of stock.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended March 31, 2014 and 2013, advertising expense was $2,319 and $10,342 respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $50,068 and $23,163 for the quarters ended March 31, 2014 and 2013, respectively.

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

There are no fair value measurements as of March 31, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2014	2013
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	80,434	80,434
Leasehold improvements	36,492	25,273
	165,288	154,069
Less accumulated depreciation	(126,963)	(126,619)
	$38,325	$27,450

NOTE 3 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $80,434  and $78,600 (net) respectively, at March 31, 2014.

At March 31, 2014, future minimum payments due under the capital lease agreements are as follows:

Future minimum lease payments	$-
Less amount representing interest	-
Present value of minimum lease payments	-
Less current portion	-
Long-term capital leases	$-

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

In July 2012, the Company raised $41,000 through the sale of 100,000 shares of common stock to accredited investors.

In December 2012, the Company raised $50,000 through the sale of 116,279 shares of common stock to an accredited investor

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an accredited investor.

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  As of the date of this report, the Company had received subscription payments of $486,762, with a balance of $113,238 remaining unpaid.  The balance of the subscription amounts is currently due and payable.  The Company has paid $180,000 towards Mr. Chambers’ stock option, to clear a portion of his unpaid wages. As of the date of this report the entire $210,000 has been paid and will be reflected on the next report. Mr. Chambers’ funds are held in the Payable to be settled in stock – Officer account.

On July 31, 2013, the Company offered for sale 6,234,412 shares of Common Stock at $0.1604 per share.  As of the date of this report, the Company has received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares. The remaining 50% shall be paid to the Company on a future date mutually agreed by the investor and the Company.

Warrants

During the year ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50 with an exercise term of five years. The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.50, exercise price -$1.50, expected volatility -115%, risk free interest rate -1.73%. The fair value of $127,050 was recorded to additional paid-in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable – March 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	105,000	$1.50
Exercisable – June 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2013	105,000	$1.50
Exercisable – September 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2013	105,000	$1.50
Exercisable – December 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	(105,000)	1.50
Outstanding – March 31, 2014	-	$-
Exercisable – March 31, 2014	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	0	0.0 years	$1.50	0	$1.50

At March 31, 2014 and December 31, 2013, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively. The exercise period has expired.

Stock Options

All stock options have expired.

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, the equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised.  The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed.  The closing date of the offering was February 12, 2009; therefore, the 120th day was June 12, 2009.  Furthermore, the Company was required to have the S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement.  In 2012, the Company entered into a settlement agreement with a shareholder for cash in exchange for shares, which reduced the equity subject to registration rights penalty. See Note 6 for disclosure of the settlement agreement.

Liquidated damages are as follows:

Equity subject to registration rights penalty	$1,417,500
Maximum penalty	10%
Convertible debt subject to registration rights penalty	$225,000
Maximum penalty	15%
Registration Rights Penalty	$175,500

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $13,000 and $3,000 for the quarters ended March 31, 2014 and 2013, respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

Confederate Motors purchased shares in the amount of $180,000 for H. Matthew Chambers. This purchase was in lieu of salary and wages owed him in 2012 and 2013. See Note 4.

The term sheet dated July 31, 2013 specifies: Confederate Motors will issue $236,250 in shares for H. Matthew Chambers for unpaid salary once the second half of the July 31, 2013 offering is complete. These are unpaid wages from 2009, 2010, and 2011. See Note 4 and Note 6.

NOTE 6 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

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

On August 3, 2013, the Board of Directors resolved that following receipt of equity financing of at least $1,000,000 pursuant to the private offering initiated in July 2013 or upon collection of the remaining subscriptions from the private offering initiated in May 2013, the Company will issue up to 3,742,000 shares of common stock at a value of $0.125 per share as follows: 1,890,000 shares to Mr. Chambers as satisfaction in full, including interest and penalties, for 75% of the unpaid salary and bonus for each of 2009, 2010, and 2011; and 2013 bonuses to the directors payable under the 2008 Incentive Plan on January 1, 2014, as follows: 768,000 shares to Paolo Chiaia and 384,000 shares for Patrick Aisher.  The 1,890,000 shares at $.125 equate to $236,250.

The employment agreement dated February 15, 2012, with Mr. Chambers was amended to extend the term of the employment for an additional two years.  As a bonus for extending the term of the employment agreement Mr. Chambers will be issued 200,000 fully-vested shares pursuant to the Company’s 2008 Incentive Plan, provided that the Company receives equity financing of at least $1,000,000 pursuant to the July 2013 private offering or upon collection of the remaining subscriptions for the May 2013 private offering.

Operating Lease

The Company has engaged a lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company sub-leased the premises for the term of ten years with the option of an additional ten years provided 180 days prior written notice is given. The monthly base rental is $7,059.67 for the first year with a 2% increase each year after. The Company prepaid the December 2013 rent and the security deposit; equal to the first month’s rent. The lessor waived the November 2013 rent as an incentive to enter into the lease.

Rent expense under the new operating lease totaled $21,179 for the quarter ended March 31, 2014 and $14,938 for the quarter ended March 31, 2013. Future minimum payments due under the operating lease agreements are as follows:

April 1 through March 31, 2015		$85,563

Future minimum lease payments
	April - March
	2015-2016	$87,724
	2016-2017	$89,020
	2017-2018	$90,800
	2018-2019	$92,616
	2019-2020	$94,469
	Remaining	$354,122
	Total	$894,314

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2014-08 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

NOTE 9 – NOTE RECEIVABLE

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

As of the date of this report two installments have been received, through prepayment credits and certified funds, and no interest has been paid.  As of March 31, 2014, interest has accrued an additional $400. Accumulated fees for 2014 are $1,500.

The current amount due is $12,124.

NOTE 10 – CONCENTRATION OF CREDIT RISK

At March 31, 2014, the Company had monies in bank accounts exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 11 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company will need significant funding to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.  Management intends to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 12 – SUBSEQUENT EVENTS

On April 15, 2014 the Company paid the $30,000 balance for Matt Chambers’ shares in lieu of salary. See Note 5.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company currently manufactures the third generation Hellcat (“X132”).  Beginning in July 2014, it is anticipated that the Company will produce the fourth generation Hellcat followed by the P-51 Fighter.

Overview and Outlook

Net revenue for the quarterly period ended March 31, 2014 was $349,474 compared to $417,987 for the quarterly period ended March 31, 2013. Net revenue is lower primarily because the Company was not able to fund inventory growth. Net loss for the quarter ended March 31, 2014 was $7,592 compared to a net loss of $59,347 for the quarter ended March 31, 2013. Net loss was lower due to increased production efficiency and decreased selling, general and administrative (SG and A) expenses.

Cash flow from operating activities was $(205,529) for the three months ended March 31, 2014 compared to $(99,241) for the three months ended March 31, 2013. Net cash flow required by investing activities was $11,220 and $0 for the three months ended March 31, 2014 and 2013, respectively. Net cash flow from financing activities was $500,000 and $(6,080) for the three months ended March 31, 2014 and 2013, respectively.

We believe that the near-term global economic environment is improving for our business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2014 was spent on growing inventory.

Cost of Goods Sold

Cost of goods sold was $189,364 for the quarterly period ended March 31, 2014 compared to $203,205 for the quarterly period ended March 31, 2013.  Cost of goods sold was lower mainly due to decreased production of motorcycles.

Gross Profit

Gross profit was $160,110 for the quarterly period ended March 31, 2014, compared to $214,782 for the quarterly period ended March 31, 2013. Gross profit as a percentage of revenue was 46% and 51% for the quarterly periods ended March 31, 2014 and 2013, respectively.  Gross profit was lower due to lower production on the remaining X132 Hellcat models.

Operating Expenses

Selling, General and Administrative Expenses

SG and A expenses were $184,499 for the quarterly period ended March 31, 2014, compared to $250,682 in 2013.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $50,068 and $23,163 for the quarters ended March 31, 2014 and 2013, respectively.

Results of Operations for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013

	Quarter ended
	March 31,	March 31,
(in whole dollars)	2014	2013
Revenue from motorcycles & related products	$349,474	$417,987
Gross Profit	$160,110	$214,782
Operating Expense	$234,567	$273,845
Other Income (Expense)	$66,865	$(284)
Net Income (Loss)	$(7,592)	$(59,347)
Earnings (Loss) per Share	$(0.00)	$(0.00)

Plan of Operation

Strengthen our Position in our Core Market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we are introducing the Hellcat Speedster, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

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

Develop our Internet Business

As our current and only web presence, www.confederate.com, encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 22,746 per month in 2013.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Liquidity and Capital Resources

At March 31, 2014, we had cash of $286,364.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

As disclosed in Note 11 of our financial statements, management has evaluated our ability to continue as a going concern.  The following considerations suggest that we will continue in business for the foreseeable future.  We have minimal debt obligations, except as set forth below, and we are currently not engaged in any discussions that could result in additional borrowings.

At March 31, 2014, we owed a remaining balance of $200,000 in the Settlement Agreement with Mr. Terny. Although delinquent, we have received no demand for payment and we continue to make payments as funding becomes available.

At March 31, 2014, we had a remaining registration rights’ liability of $175,500.  We have received no demands for repayment of this penalty.  In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At March 31, 2014, the Company maintained a backlog of orders represented by deferred revenue totaling $827,638. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped.  As of May 15, 2014, the Company has the needed inventory to begin relieving these funds as revenue.

We have a significant backlog of orders.  As of the date of this report we had 35 orders which represented four months of production and approximately $1.7 million in gross revenue.  Assuming our average gross profit margin of 30%, we would earn $510,000 in gross profit. Management projects an additional 50 to 100 orders with the unveiling of the C4 Hellcat and the Limited Edition Pierre Tereblanche P-51 Fighter at the 2014 year end. The required inventory has been ordered and backlog production is scheduled to begin on or before July, 2014.

Additionally, management is planning diligently in an effort to begin producing two bikes per week beginning in July 2014. We expect to produce up to 65 motorcycles this year which would represent approximately $1.5 million in gross profit. All inventory items needed have been ordered and are expected in house by mid-June 2014.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2014-08 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 20, 2014, the Board of Directors approved the execution of an Operating Agreement between the Company and Confederate Garage, LLC, a Louisiana limited liability company effective March 27, 2013.  As a result of the execution of the Operating Agreement, effective March 27, 2013, Confederate Garage, LLC became a wholly-owned operating subsidiary of the Company.

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

CONFEDERATE MOTORS, INC.

Date: May 20, 2014	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: May 20, 2014	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer