Form 10-Q
period 2014-06-30
Confederate Motors, Inc.
filed 2014-08-14
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2014: 17,504,762 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q

June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$147,720	$3,113
Other receivables	107,867	-
Inventory	676,937	374,531
Prepaid inventory	152,845	43,463
Prepaid expenses	3,820	4,834
Note receivable	13,837	10,223
Total current assets	1,103,026	436,164

Property and equipment, net	39,182	27,450

Total assets	$1,142,208	$463,614

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$156,760	$93,978
Accrued interest payable	7,502	7,502
Accrued salaries	128,500	306,000
Accrued payroll tax liability	84,794	95,994
Deferred revenue	689,473	792,208
Deferred sales commission and royalty	-	30,000
Warranty reserve	8,600	8,600
Other accrued expenses	40,235	26,782
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	210,000	-
Settlement payable	200,000	200,000
Current portion of notes payable	-	-
Total current liabilities	1,701,364	1,736,564

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2014 and 2013	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 16,704,762 shares outstanding in 2014 and 13,587,556 shares outstanding in 2013	16,703	13,586
Additional paid-in capital	10,349,729	9,852,846
Stock Subscribed	1,100,000	600,000
Subscriptions Receivable	(363,238)	(113,238)
Accumulated deficit	(11,348,400)	(11,312,194)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(559,156)	(1,272,950)
Total liabilities and stockholders’ deficit	$1,142,208	$463,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Sales	$589,044	$402,720	$938,518	$820,707

Cost of goods sold	(307,372)	(227,744)	(496,736)	(430,949)

Gross profit	281,672	174,976	441,782	389,758

Operating Expenses
Research and Development	76,004	46,111	126,072	69,274
Selling, general and administrative expenses	283,695	290,252	468,194	540,934

Loss from operations	(78,027)	(161,387)	(152,484)	(220,450)

Other income	49,200	-	115,665	-
Interest (income / expense)	213	(271)	613	(554)
	49,413	(271)	116,278	(554)

Net income (loss)	$(28,614)	$(161,658)	$(36,206)	$(221,004)

Net income (loss) per common share
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average shares outstanding
Basic	16,704,762	13,587,556	16,215,844	13,574,707
Diluted	16,704,762	13,587,556	16,215,844	13,574,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Operating activities
Net income (loss)	$(36,206)	$(221,004)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	688	688
Deferred exclusive agency fee	-	-
Options issued for services	-	172,345
Change in operating assets and liabilities
A/R Other Receivables	(107,867)	-
Inventory	(302,406)	(60,896)
Prepaid inventory	(109,382)	(11,738)
Prepaid expenses	1,014	(20,606)
Notes Receivable	(3,614)	12,500
Accounts payable	62,783	(116,017)
Accrued payroll	32,500	-
Accrued payroll tax liability	(11,200)	35,149
Other accrued expenses	13,454	(1,211)
Deferred revenue	(102,737)	(96,931)
Deferred sales commission and royalty	(30,000)	51,880

Net cash provided (used) by operating activities	(592,973)	(255,841)

Investing activities
Purchase of property and Equipment	(12,420)	-

Net cash provided (used) by investing activities	(12,420)	-

Financing activities
Repayment of notes payable	-	(10,900)
Repayment of capital leases	-	(2,062)
Proceeds from issuance of stock	750,000	170,000
Net cash provided (used) by financing activities	750,000	157,038

Net increase (decrease) in cash and cash equivalents	144,607	(98,803)

Cash and cash equivalents at the beginning of period	3,113	128,916

Cash and cash equivalents at end of period	$147,720	$30,113

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$-	$50,000
Payable to be settled in stock	210,000	-
Cash paid during the period for:
Interest	$-	$554
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the X132 Hellcat) and two preproduction models (the Hellcat Speedster and the Pierre Tereblanche P51 Fighter). The X132 Hellcat model started production in January 2012. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012.  The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

Principles of Consolidation

The consolidated financial statements include Confederate Motors, Inc., a Delaware corporation, Confederate Acquisitions Corp., a Delaware corporation (Inactive), and Confederate Garage, LLC, a Louisiana limited liability company (collectively, the “Company”). All intercompany accounts have been eliminated in consolidation.

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

	6/30/2014	12/31/2013
Parts	$436,187	$188,867
Work in process	190,245	82,515
Motorcycle finished goods	-	99,510
Trade In Models	30,000	-
Apparel inventory	20,505	3,639
Total Inventory	$676,937	$374,531

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $689,473 at June 30, 2014 and $792,208 at December 31, 2013.

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

The Company did not have any potential common stock equivalents at June 30, 2014, other than a payable to be settled in stock to an officer.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2014, the Company did not record any liabilities for uncertain tax positions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for tax years before 2010.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended June 30, 2014 and 2013, advertising expense was $28,948 and $4,593, respectively. Year-to-date advertising expense totaled $31,267 and $14,935 for 2014 and 2013, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $76,004 and $46,111 for the quarters ended June 30, 2014 and 2013, respectively. Year-to-date R&D expense totaled $126,072 and $69,274 for 2014 and 2013, respectively.

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

There are no fair value measurements as of June 30, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2014	2013
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	80,434	80,434
Leasehold improvements	25,826	25,273
CIP - Equipment	11,867	-
	166,489	154,069
Less accumulated depreciation	(127,307)	(126,619)
	$39,182	$27,450

NOTE 3 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $80,434 and $79,945, respectively, at June 30, 2014.

At June 30, 2014 there are no future minimum payments due under capital lease agreements.

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an accredited investor.

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013. The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share. On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares. As of the date of this report, the Company had received subscription payments of $486,762, with a balance of $113,238 remaining unpaid. The balance of the subscription amounts is currently due and payable. The Company has paid Mr. Chambers’ subscription in the amount of $210,000, to clear a portion of his unpaid wages.

On July 31, 2013, the Company offered for sale 6,234,412 shares of Common Stock at $0.1604 per share. As of the date of this report, the Company has received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares. The remaining 50% was to be paid to the Company on a future date mutually agreed by the investor and the Company.

As of the date of this report, an additional $250,000 has been received from the investor. The Company also holds $20,000 an affiliate of the investor paid in January 2014 as a good faith payment to extend the offer. The balance of $230,000 is due prior to issuing the remaining 3,117,206 shares.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable – March 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2012	105,000	$1.50
Exercisable – June 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2013	105,000	$1.50
Exercisable – June 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2013	105,000	$1.50
Exercisable – September 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2013	105,000	$1.50
Exercisable – December 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	(105,000)	1.50
Outstanding – March 31, 2014	-	$-
Exercisable – March 31, 2014	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	1.50
Outstanding – June 30, 2014	-	$-
Exercisable – June 30, 2014	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	0	0.0 years	$1.50	0	$1.50

At June 30, 2014, the total intrinsic value of warrants outstanding and exercisable was $0. The exercise period has expired.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $12,000 and $8,000 for the quarters ended June 30, 2014 and 2013, respectively. YTD compensation was $24,000 and $11,000 for June 2014 and 2013 respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company purchased shares in the amount of $210,000 for H. Matthew Chambers. This purchase was in lieu of salary and wages owed him in 2012 and 2013. See Note 4.

The term sheet dated July 31, 2013 specifies that the Company will issue $236,250 in shares for H. Matthew Chambers for unpaid salary once the second half of the July 31, 2013 offering is complete. These are unpaid wages from 2009, 2010, and 2011. See Note 4 and Note 6.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013 and $25,000 to Mr. Terny’s designee on November 25, 2013. On June 19, 2014, Mr. Terny filed a Process of Garnishment in the Circuit Court of Jefferson County, Alabama against the Company with Iberia Bank in the amount of $200,251. As of the date of this report the Company still has recorded a balance due of $200,000.

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

On August 3, 2013, the employment agreement dated February 15, 2012, with Mr. Chambers was amended to extend the term of the employment for an additional two years.  As a bonus for extending the term of the employment agreement Mr. Chambers will be issued 200,000 fully-vested shares pursuant to the Company’s 2008 Incentive Plan, provided that the Company receives equity financing of at least $1,000,000 pursuant to the July 2013 private offering or upon collection of the remaining subscriptions for the May 2013 private offering.

Operating Lease

The Company has entered into a lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company sub-leased the premises for the term of ten years with the option of an additional ten years provided 180 days prior written notice is given. The monthly base rental is $7,059.67 for the first year with a 2% increase each year after. The Company prepaid the December 2013 rent and the security deposit; equal to the first month’s rent. The lessor waived the November 2013 rent as an incentive to enter into the lease.

Rent expense under the new operating lease totaled $21,179 for the quarter ended June 30, 2014 and $14,938 for the quarter ended June 30, 2013. Future minimum payments due under the operating lease agreements are as follows:

July 1 through June 30, 2015	$85,987
Future minimum lease payments
July - June
2015-2016	87,707
2016-2017	89,461
2017-2018	91,250
2018-2019	93,075
2019-2020	94,936
Remaining	330,271
$872,687

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2014-13 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of the date of this report the two installments have been received, through prepayment credits and certified funds, and no interest has been paid. As of June 30, 2014, interest has accrued an additional $213 totaling $613 YTD. Accumulated fees for 2014 are $3,000.

The current amount due on the promissory note is $13,837.

In addition to the promissory note balance; the Company has incurred additional expenses due to non-performance by the promisor. The Company has invoiced the promisor $107,587 (A/R Other Receivables) for parts, labor, services, and fees.

The A/R Other Receivable balance of $476,867 on the balance sheet contains $280 in parts sales.

NOTE 10 – CONCENTRATION OF CREDIT RISK

At June 30, 2014, the Company had funds in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 11 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. The Company currently manufactures the third generation Hellcat (“X132”). Beginning in July 2014, it is anticipated that the Company will start production on the final phase of the third generation Hellcat, the Hellcat Speedster, followed by the P-51 Fighter later in the year. The Company is currently awaiting the arrival of parts from one supplier in mid-August to complete the first bike. We further anticipate initial sales to begin mid-September 2014.

Overview and Outlook

Net revenue for the quarterly period ended June 30, 2014 was $589,044 compared to $402,720 for the quarterly period ended June 30, 2013. Net revenue is greater primarily because the Company was able to fund inventory growth. Year-to-date net revenue was $938,518 compared to $820,707 for the period ended June 30, 2013. Net loss for the quarter ended June 30, 2014 was $28,614 compared to a net loss of $161,658 for the quarter ended June 30, 2013. Year-to-date net loss was $36,206 compared to net loss of $221,004 for the period ended June 30, 2013. Net loss was lower due to increased production efficiency and decreased expenses. However, the swing arm supplier failed to provide the required number of swing arms needed to produce the number of bikes necessary for a profitable quarter. This supplier has forced the Company to hold production and sale of four bikes in the first quarter and 12 in the second quarter. The Company has since replaced this supplier.

Cash flow from operating activities was $(592,973) for the six months ended June 30, 2014 compared to $(255,841) for the six months ended June 30, 2013. Net cash flow required by investing activities was $(12,420) and $0 for the six months ended June 30, 2014 and 2013, respectively. Net cash flow from financing activities was $750,000 and $157,038 for the six months ended June 30, 2014 and 2013, respectively.

We believe that the near-term global economic environment is improving for our business. We are optimistic about the Company’s long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2014 was spent on growing inventory. The second quarter continued on inventory growth as well as locating suppliers with the ability to perform based upon the Company’s needs.

Cost of Goods Sold

Cost of goods sold was $307,372 for the quarterly period ended June 30, 2014 compared to $227,744 for the quarterly period ended June 30, 2013. Cost of goods sold was higher mainly due to increased production of motorcycles. Year-to-date cost of goods sold totaled $496,736 for period ended June 30, 2014 compared to $430,949 for the period ended June 30, 2013.

Gross Profit

Gross profit was $281,672 for the quarterly period ended June 30, 2014, compared to $174,976 for the quarterly period ended June 30, 2013. Gross profit as a percentage of revenue was 48% and 43% for the quarterly periods ended June 30, 2014 and 2013, respectively. Gross profit was higher due to greater production on the remaining X132 Hellcat models. Year-to-date gross profit was $441,782 and $389,758 for 2014 and 2013, respectively. Year-to-date gross profit as a percentage of revenue was 47% and 47% for 2014 and 2013, respectively.

Operating Expenses

Selling, General and Administrative Expenses

SG&A expenses were $283,695 for the quarterly period ended June 30, 2014, compared to $290,252 in 2013. SG&A expenses were $468,194 and $540,934 for the first six months of 2014 and 2013, respectively. The decrease in SG&A expenses is attributed to the Company’s attempt to operate more efficiently while maximizing the use of all resources.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $76,004 and $46,111 for the quarters ended June 30, 2014 and 2013, respectively. Research and development expenditures were $126,072 and $69,274 for the first six months of 2014 and 2013, respectively. The increased R&D costs are related to the Company’s push to complete the new Hellcat Speedster and the New Fighter model. R&D costs are expected to remain elevated as the Company continues to work on the all new fourth generation Hellcat.

Results of Operations for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in whole dollars)	2014	2013	2014	2013
Revenue from motorcycles & related products	$589,044	$402,720	$938,518	$820,707
Gross Profit	$281,672	$174,976	$441,782	$389,758
Operating Expense	$359,699	$336,363	$594,266	$610,208
Other Income (Expense)	$49,413	$(271)	$116,278	$(554)
Net Income (Loss)	$(28,614)	$(161,658)	$(36,206)	$(221,004)
Earnings (Loss) per Share	$0.00	$(0.01)	$0.00	$(0.02)

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

Develop our Internet Business

As our current and only web presence, www.confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 22,746 per month in 2013. The Company continues to receive in excess of 30,000 unique visitors per month in 2014. Management believes these statistics point to an improvement in quality and relevance of referrals to our site. Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash of $147,720.

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

At June 30, 2014, we owed a remaining balance of $200,000 in the Settlement Agreement with Mr. Terny. On June 19, 2014, Mr. Terny filed a Process of Garnishment in the Circuit Court of Jefferson County, Alabama against us with Iberia Bank in the amount of $200,251. Although delinquent, we continue to make payments as funding becomes available.

At June 30, 2014, we had a remaining registration rights’ liability of $175,500. We have received no demands for repayment of this penalty. In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At June 30, 2014, the Company maintained a backlog of orders represented by deferred revenue totaling $689,473. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped. At June 30, 2014, we had 29 Hellcat orders which represented three months of production and approximately $1.04 million in gross revenue. Assuming our average gross profit margin of 30%, we would earn $510,000 in gross profit. Management projects an additional 50 to 100 orders with the unveiling of the C4 Hellcat this fall and the Limited Edition Pierre Tereblanche P-51 Fighter at the 2014 year end. The required inventory has been ordered and backlog production has begun.

Additionally, management is planning diligently in an effort to begin producing two bikes per week beginning in August 2014. As of August 14, 2014, the Company has achieved that goal. We expect to produce up to 65 motorcycles this year which would represent approximately $1.5 million in gross profit. All inventory items needed have been ordered and are in house or are on a scheduled delivery to meet a two bike per week schedule.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2014-13 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2014, Mr. Terny filed a Process of Garnishment in the Circuit Court of Jefferson County, Alabama against the Company with Iberia Bank in the amount of $200,251.

ITEM 6. EXHIBITS

10.1	Agreement with Rhiti Sports dated October 22, 2013

31.1	Rule 13a-14 Certification by Principal Executive Officer

31.2	Rule 13a-14 Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: August 14, 2014	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: August 14, 2014	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer

