Form 10-Q
period 2014-09-30
Confederate Motors, Inc.
filed 2014-11-14
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2014: 25,629,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q

September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$91,044	$3,113
Other Receivables	111,181	-
Inventory	711,838	374,531
Prepaid inventory	139,380	43,463
Prepaid expenses	3,065	4,834
Note Receivable	15,570	10,223
Total current assets	1,072,078	436,164

Property and equipment, net	37,567	27,450

Total assets	$1,109,645	$463,614

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$280,863	$93,978
Accrued interest payable	7,502	7,502
Accrued salaries	86,000	306,000
Accrued payroll tax liability	79,994	95,994
Deferred revenue	553,204	792,208
Deferred sales commission and royalty	-	30,000
Warranty reserve	8,600	8,600
Other accrued expenses	65,978	26,782
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	210,000	-
Settlement Payable	200,000	200,000
Current portion of notes payable	-	-
Total current liabilities	1,667,641	1,736,564

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2014 and 2013	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 17,504,762 shares outstanding in 2014 and 13,587,556 shares outstanding in 2013	17,504	13,586
Additional paid-in capital	10,448,929	9,852,846
Stock Subscribed	1,000,000	600,000
Subscriptions Receivable	(363,239)	(113,238)
Accumulated deficit	(11,347,240)	(11,312,194)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(557,996)	(1,272,950)
Total liabilities and stockholders’ deficit	$1,109,645	$463,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales	$803,802	$358,649	$1,742,320	$1,179,356

Cost of goods sold	(492,831)	(198,644)	(989,567)	(629,593)

Gross profit	310,971	160,005	752,753	549,763

Operating Expenses
Research and Development	79,806	63,966	205,878	133,241
Selling, general and administrative expenses	231,738	208,966	699,932	749,898
Total Operating Expenses	311,544	272,932	905,810	883,139

Loss from operations	(573)	(112,927)	(153,057)	(333,376)

Other income	1,500	1,183	117,166	1,183
Interest (income / expense)	233	(339)	846	(894)
	1,733	844	118,012	289

Net income (loss)	$1,160	$(112,083)	$(35,046)	$(333,087)

Net income (loss) per common share
Basic & diluted	$0.00	$(0.01)	$(0.00)	$(0.02)
Weighted average shares outstanding
Basic & diluted	17,356,936	13,587,556	16,605,194	13,579,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Operating activities
Net income (loss)	$(35,046)	$(333,087)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	2,323	1,032
Deferred exclusive agency fee	-	-
Options issued for services	-	201,070
Change in operating assets and liabilities
Other Receivables	(111,181)	-
Inventory	(337,307)	(28,448)
Prepaid inventory	(95,917)	(16,049)
Prepaid expenses	1,769	(1,662)
Notes Receivable	(5,347)	(10,212)
Accounts payable	186,885	(130,464)
Accrued payroll	(10,000)	-
Accrued payroll tax liability	(16,000)	31,948
Settlement Payable	-	(50,000)
Other accrued expenses	39,196	(143)
Deferred revenue	(239,004)	(66,682)
Deferred sales commission and royalty	(30,000)	39,897

Net cash provided (used) by operating activities	(649,629)	(362,800)

Investing activities
Purchase of property and Equipment – Construction in Progress	(12,440)	-

Net cash provided (used) by investing activities	(12,440)	-

Financing activities
Repayment of notes payable	-	(18,737)
Repayment of capital leases	-	(2,405)
Proceeds from issuance of stock	750,000	370,355
Net cash provided (used) by financing activities	750,000	349,213

Net increase (decrease) in cash and cash equivalents	87,931	(13,587)

Cash and cash equivalents at the beginning of period	3,113	128,916

Cash and cash equivalents at end of period	$91,044	$115,329

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$-	$50,000
Payable to be settled in stock	210,000	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc. (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the Hellcat Speedster) and one preproduction model (the Combat Fighter). The Hellcat Speedster model started production in August 2014. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012.  The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

	9/30/2014	12/31/2013

Parts	$663,483	$188,867
Work in process	23,350	82,515
Motorcycle finished goods	-	99,510
Trade In Models	-	-
Apparel inventory	25,005	3,639
Total Inventory	$711,838	$374,531

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, five years; furniture and fixtures, three to five years; equipment, three to five years.

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products leave the factory for delivery or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet.  Deferred revenue was $553,204 at September 30, 2014 and $792,208 at December 31, 2013.

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

The Company did not have any potential common stock equivalents at September 30, 2014, other than a payable to be settled in stock to an officer.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2014, the Company did not record any liabilities for uncertain tax positions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for tax years before 2010.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended September 30, 2014 and 2013, advertising expense was $26,628 and $7,086, respectively. Year-to-date advertising expense totaled $57,895 and $22,021 for 2014 and 2013, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $79,806 and $63,966 for the quarters ended September 30, 2014 and 2013, respectively. Year-to-date R&D expense totaled $205,878 and $133,241 for 2014 and 2013, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

●	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

There are no fair value measurements as of September 30, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2014	2013
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	80,434	80,434
Leasehold improvements	25,827	25,273
CIP - Equipment	11,886	-
	166,509	154,069
Less accumulated depreciation	(128,942)	(126,619)
	$37,567	$27,450

NOTE 3 – CAPITAL LEASES

The capitalized cost and accumulated depreciation of the computers and equipment under capital lease totaled $80,434 and $79,289, respectively, at September 30, 2014.

At September 30, 2014 there are no future minimum payments due under capital lease agreements.

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an accredited investor.

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013. The Company received subscriptions from three investors, including H. Matthew Chambers, the Company’s Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share. On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares. As of the date of this report, the Company had received subscription payments of $636,761, with a balance of $363,239 remaining unpaid, and has issued 800,000 shares to one investor. The balance of the subscription amounts is currently due and payable. The Company has paid Mr. Chambers’ subscription in the amount of $210,000, to clear a portion of his unpaid wages.

On July 31, 2013, the Company offered for sale 6,234,412 shares of Common Stock at $0.1604 per share. As of the date of this report, the Company has received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares. The Company received $250,000 in June 2014 and the balance of $250,000 remains to be collected.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable – December 31, 2011	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2012	105,000	$1.50
Exercisable – March 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2012	105,000	$1.50
Exercisable – September 30, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2013	105,000	$1.50
Exercisable – March 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2013	105,000	$1.50
Exercisable – September 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2013	105,000	$1.50
Exercisable – September 30, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2013	105,000	$1.50
Exercisable – December 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	(105,000)	1.50
Outstanding – March 31, 2014	-	$-
Exercisable – March 31, 2014	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	1.50
Outstanding – June 30, 2014	-	$-
Exercisable – June 30, 2014	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	1.50
Outstanding – September 30, 2014	-	$-
Exercisable – September 30, 2014	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	0	0.0 years	$1.50	0	$1.50

At September 30, 2014, the total intrinsic value of warrants outstanding and exercisable was $0. The exercise period has expired.

Registration Rights Penalty

In connection with the issuance of common stock and convertible debt, which converted into common stock in 2009, the equity holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 10% of the total offering price for all equity proceeds raised. The convertible note holders were entitled to liquidated damages which provide for a payment in cash equal to a maximum of 15% of the total offering price for all equity proceeds raised. The Company was required to file an S-1 registration statement 120 days after the offering closed. The closing date of the offering was February 12, 2009; therefore, the 120th day was September 12, 2009. Furthermore, the Company was required to have the S-1 registration declared effective within 150 days (July 12, 2009). The Company never filed a registration statement. In 2012, the Company entered into a settlement agreement with a shareholder for cash in exchange for shares, which reduced the equity subject to registration rights penalty. See Note 6 for disclosure of the settlement agreement.

Liquidated damages are as follows:

Equity subject to registration rights penalty	$1,417,500
Maximum penalty	10%
Convertible debt subject to registration rights penalty	$225,000
Maximum penalty	15%
Registration Rights Penalty	$175,500

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $18,000 and $11,000 for the quarters ended September 30, 2014 and 2013, respectively. YTD compensation was $45,000 and $22,500 for September 2014 and 2013 respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company purchased shares in the amount of $210,000 for H. Matthew Chambers. This purchase was in lieu of salary and wages owed him in 2012 and 2013. See Note 4.

The term sheet dated July 31, 2013 specifies that the Company will issue up to $236,250 in shares for H. Matthew Chambers for unpaid salary once the second half of the July 31, 2013 offering is complete. These are unpaid wages from 2009, 2010, and 2011. See Note 4 and Note 6.

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

On August 3, 2013, the Board of Directors resolved that following receipt of equity financing of at least $1,000,000 pursuant to the private offering initiated in July 2013 or upon collection of the remaining subscriptions from the private offering initiated in May 2013, the Company will issue up to 3,742,000 shares of common stock at a value of $0.125 per share as follows: 1,890,000 shares to Mr. Chambers as satisfaction in full, including interest and penalties, for 75% of the unpaid salary and bonus for each of 2009, 2010, and 2011; and 2013 bonuses to the directors payable under the 2008 Incentive Plan (the “Plan”) on January 1, 2014, as follows: 768,000 shares to Paolo Chiaia and 384,000 shares for Patrick Aisher. The value of the 1,890,000 shares to be issued to Mr. Chambers at $.125 equates to $236,250.

On August 3, 2013, the employment agreement dated February 15, 2012, with Mr. Chambers was amended to extend the term of the employment for an additional two years.  As a bonus for extending the term of the employment agreement Mr. Chambers will be issued 200,000 fully-vested shares pursuant to the Plan, provided that the Company receives equity financing of at least $1,000,000 pursuant to the July 2013 private offering or upon collection of the remaining subscriptions for the May 2013 private offering.

Operating Lease

The Company has entered into a lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company sub-leased the premises for the term of ten years with the option of an additional ten years provided 180 days prior written notice is given. The monthly base rental is $7,059 for the first year with a 2% increase each year after. The Company prepaid the December 2013 rent and the security deposit; equal to the first month’s rent. The lessor waived the November 2013 rent as an incentive to enter into the lease.

Rent expense under the new operating lease totaled $21,179 for the quarter ended September 30, 2014 and $14,938 for the quarter ended September 30, 2013. Future minimum payments due under the operating lease agreements are as follows:

October 1 through September 30, 2015	$86,269
Future minimum lease payments
October - September
2015-2016	87,995
2016-2017	89,754
2017-2018	91,550
2018-2019	93,381
2019-2020	95,248
Remaining	314,370
$858,567

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2014 - 16 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of the date of this report the two installments have been received, through prepayment credits and certified funds, and no interest has been paid. As of September 30, 2014, interest has accrued an additional $213 totaling $847 YTD. Accumulated fees for 2014 are $4,500.

The current amount due on the promissory note is $15,570.

In addition to the promissory note balance; the Company has incurred additional expenses due to non-performance by the promisor. The Company has invoiced the promisor $107,587 (Other Receivables) for parts, labor, services, and fees.

The Other Receivable balance of $111,181 on the balance sheet contains $3,594 in parts sales.

NOTE 10 – CONCENTRATION OF CREDIT RISK

At September 30, 2014, the Company had funds in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 11 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company paid an additional $40,000 to Mr. Terny’s designee in October 2014.

The remaining funds from the July 31, 2013 stock offering were received in October 2014. The Company has released the $20,000 to an affiliate of the investor which was paid in January 2014 as a good faith payment to extend the offer. The remaining 3,117,206 shares were issued on October 10, 2014.  Additionally, the Company issued 1,765,584 shares to Rhiti Sports Management per agreement.

Upon completion of the July 31, 2013 offering the Board of Directors issued 3,242,000 shares to management and others for unpaid salaries and fees, employment agreements, and board service. The shares are valued at $0.125 per share. The amounts include 2,090,000 shares to H. Matthew Chambers, the Company’s Chairman and CEO for $236,250 in unpaid salary, a 2.5 year extension of his employment agreement, and past director fees. It also includes 768,000 shares issued to Paolo Chiaia, a director and 384,000 shares issued to Patrick Aisher for director fees

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company”, “CM” and “our company” refer to Confederate Motors, Inc., a Delaware corporation, and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. We currently manufacture the third generation Hellcat (“X132 Hellcat Speedster”).  We began production of the Speedster model in August 2014. Reservations are now accepted for the second generation Fighter Combat with production scheduled for early 2015.

Overview and Outlook

Net revenue for the quarterly period ended September 30, 2014 was $803,802 compared to $358,649 for the quarterly period ended September 30, 2013. Net revenue is greater primarily because we were able to fund inventory growth. Year-to-date net revenue was $1,742,320 compared to $1,179,356 for the period ended September 30, 2013. Net income for the quarter ended September 30, 2014 was $1,160 compared to a net loss of $112,083 for the quarter ended September 30, 2013. Year-to-date net loss was $35,045 compared to net loss of $333,087 for the period ended September 30, 2013. Net loss was lower due to increased production efficiency and decreased expenses. However, the swing arm supplier failed to provide the required number of swing arms needed to produce the number of bikes anticipated. This backorder cost us four units of production in the first quarter and 12 units in the second quarter. We have terminated this supplier. We were able to produce and deliver 14 bikes in August and September 2014.

Cash flow from operating activities was $(649,629) for the nine months ended September 30, 2014 compared to $(362,796) for the nine months ended September 30, 2013. Net cash flow required for investing activities was $(12,440) and $0 for the nine months ended September 30, 2014 and 2013, respectively. Net cash flow from financing activities was $750,000 and $349,213 for the nine months ended September 30, 2014 and 2013, respectively.

We believe that the global economic environment is improving for our business. We are optimistic about our long-term business prospects and plans to continue to expand production and global distribution. The operations for the first quarter of 2014 focused on building the remaining pre-sold X132 Hellcat models, completing design work on the new Hellcat Speedster and finalizing the concept work for the new second generation Fighter Combat. In the second quarter 2014, Hellcat Speedster procurement for 60 motorcycles began and Fighter concept work evolved. All but ten remaining sold X132 Hellcats were built. For the third quarter 2014, all remaining pre-sold X132 Hellcats were produced and delivered except for one and Speedster production began. In addition, Fighter design evolved; procurement is scheduled to begin by the end of 2014.

Cost of Goods Sold

Cost of goods sold was $492,831 for the quarterly period ended September 30, 2014 compared to $198,644 for the quarterly period ended September 30, 2013.  Cost of goods sold was higher mainly due to increased production of motorcycles. Year-to-date cost of goods sold totaled $989,567 for the period ended September 30, 2014 compared to $629,593 for the period ended September 30, 2013.

Gross Profit

Gross profit was $310,971 for the quarterly period ended September 30, 2014, compared to $160,005 for the quarterly period ended September 30, 2013. Gross profit as a percentage of revenue was 39% and 45% for the quarterly periods ended September 30, 2014 and 2013, respectively.  Gross profit was down in the third quarter of 2014 due to multiple unit sales being channeled through our Australia distributor during the third quarter. These units required additional unexpected costs for homolgation to meet the Australian equivalent of DOT.   Year-to-date gross profit was $752,753 and $549,763 for 2014 and 2013, respectively. Year-to-date gross profit as a percentage of revenue was 43% and 47% for 2014 and 2013, respectively.

Operating Expenses

Selling, General and Administrative Expenses

SG&A expenses were $231,738 for the quarterly period ended September 30, 2014, compared to $208,966 in 2013. SG&A expenses were $699,932 and $749,898 for the first nine months of 2014 and 2013, respectively. The decrease in SG&A expenses is attributed to our attempt to operate more efficiently by limiting and consolidating overhead while maximizing the use of all resources.  Additionally, amortization of option expense  expired in 2013.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $79,806 and $63,966 for the quarters ended September 30, 2014 and 2013, respectively. Research and development expenditures were $205,878 and $133,241 for the first nine months of 2014 and 2013, respectively. The increased R&D costs are related to our push to complete the new Hellcat Speedster and the new Fighter model. R&D costs are expected to remain elevated as we continue to work on the all new fourth generation Hellcat, the second generation Combat Fighter, and second generation Wraith.

Results of Operations for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in whole dollars)	2014	2013	2014	2013
Revenue from motorcycles & related products	$803,802	$358,649	$1,742,320	$1,179,356
Gross Profit	$310,971	$160,005	$752,753	$549,763
Operating Expense	$311,544	$272,932	$905,810	$883,139
Other Income (Expense)	$1,733	$844	$118,012	$289
Net Income (Loss)	$1,160	$(112,083)	$(35,045)	$(333,087)
Earnings (Loss) per Share	$0.00	$(0.01)	$0.00	$(0.02)

Plan of Operation

Strengthen our Position in our Core Market

In the first quarter of 2014 we committed to a new product strategy and production strategy for growth. New plant facilities, and tooling were acquired. New procurement specialists, assemblers, and fabricators were hired. New AutoCAD specialists were hired. A new Hellcat, the Speedster, is now entering production at two motorcycles per week. This production level will facilitate us to achieve cash flow positive operations and to fund critical design to achieve our sales goals.

In late winter (2015) a new Fighter is planned to go into production. In mid-spring (2015) a new Wraith is planned to go into production. These two models are projected to grow sales to a minimum of three units per week. This production level should allow us to achieve a minimum 15% EBITDA while contributing 12% to design and marketing to achieve our future sales goals.

Strengthen our Distribution Network

We believe our U.S. sales strategy will create the most proximate relationship between our client and our Confederate team. We plan to open a small servicing center, retail environment, and design boutique in a large metropolitan market, but no definitive plans have been made. This facility will serve as a template for expansion as demand for our motorcycles increases.

Develop our Internet Business

As our current and only web presence, www.confederate.com encompasses a wealth of information on our brand and products. Activity on our website has increased from an average of approximately 14,000 unique visitors per month in 2005 to an average of approximately 22,746 per month in 2013. We have received in excess of an average of 30,000 unique visitors per month in 2014. We believe these statistics point to an improvement in energy and relevance of our brand and products site. Going forward, our plan is to better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

We are also utilizing social media sites such as Facebook, Twitter, and Instagram to keep current and potential customers up to date with company events or promotions as well as share some of the day to day workings and current philosophies.

Media

We do not invest substantially in paid advertising. We believe that our motorcycles are aspirational products that create a significant demand “pull.” The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”. In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of certain components and parts, assembly of motorcycle components and conducting quality control of finished motorcycles. Certain motorcycle components specific to our bikes are outsourced for production to our specifications to various vendors, including engines, machined frame components, transmission gears, belt drives, fenders, fuel tanks and seats. Other key components are purchased off-the-shelf from various independent suppliers mostly located in the U.S., including brake and suspension systems, drive belts, ignition starters, wheels, tires, lights and batteries. Components manufactured by us in-house include welded motorcycle frames and exhausts.

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $91,044.

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

As of September 30, 2014, we owed a remaining balance of $200,000 concerning the stock buyback agreement for 805,000 shares of the Company outstanding with Mr. Terny. On September 19, 2014, Mr. Terny filed a Process of Garnishment in the Circuit Court of Jefferson County, Alabama against us with Iberia Bank in the amount of $200,251. Although delinquent, we continue to make payments as funding becomes available. An additional $40,000 was paid to Mr. Terny’s designee in October 2014.

At September 30, 2014, we had a remaining registration rights’ liability of $175,500. We have received no demands for repayment of this penalty. In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At September 30, 2014, we maintained a backlog of orders represented by deferred revenue totaling $553,204. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped. At September 30, 2014, backlog production represents approximately $1.0 million in gross revenue. Assuming our average gross profit margin of 30%, we would earn $700,000 in gross profit. We project an additional 50 to 75 orders with the unveiling of the C4 Hellcat this fall and the Limited Edition Combat Fighter in November of this year. The required inventory has been ordered and presold production is being fulfilled.

Management determined to increase inventory and HR resources to facilitate a two motorcycle per week production capability. As of August 14, 2014 we believe we have achieved this goal.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2014 - 16 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to us or their effect on the financial statements would not have been significant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONFEDERATE MOTORS, INC.

Date: November 14, 2014	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: November 14, 2014	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer

