Form 10-K
period 2014-12-31
Confederate Motors, Inc.
filed 2015-04-16
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,357,618.

The number of shares outstanding of the registrant’s common stock on April 15, 2015, was 29,029,556.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Our ability to meet the targets and expectations noted depends upon, among other factors, our ability to (i) continue to realize production efficiencies and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) continue to develop the capabilities of our distributor network; (vii) manage changes and prepare for requirements in legislative and regulatory environments for our products, services and operations; (viii) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (ix) anticipate consumer confidence in the economy; (x) retain and attract talented employees; and (xi) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, increased warranty costs or litigation.

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

Our Motorcycle Business

We are engaged in the design and assembly of premium, heavyweight motorcycles geared for high net worth customers. We currently offer three models, known as the X132 Hellcat Speedster, the Limited Edition P51 Combat Fighter (pre-production), and the Wraith Tandem Lusso.  The X132 Hellcat Speedster began production in September 2014. The P51 Combat Fighter is scheduled to start production in July 2015 with only 31 units being produced. The Wraith Tandem Lusso is scheduled to begin production in early 2016.

Our design and assembly operations are based in Birmingham, Alabama.  Rather than making capital investments in manufacturing equipment, our operations are limited to assembly of the motorcycles from outsourced parts resulting in a relatively low fixed cost structure.  All motorcycles are designed and assembled under the direction of our CEO and founder, H. Matthew Chambers.

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

Our X132 Hellcat Motorcycle Line

We offer a third generation of our Hellcat line known as the X132 Hellcat Speedster.  This design incorporates absolute chassis and power train rigidity along with complete resistance to core fatigue.  For the X132 Hellcat line we have developed a new unitized power train casing, which is precision carved from a 400 pound block of 6061 aircraft grade aluminum which management believes provides superior structural integrity at low weight.  The new casing encapsulates a big-boned, large diameter chassis/power train mounting system based on experience gained from 20 years of Hellcat design.

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

Our Business Strategy

Strengthen our position in our core market

We intend to strengthen and grow our niche position in our target market of high net worth customers.  To this end we have introduced the X132 Hellcat Speedster, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

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

Strengthen our Distribution Network

We believe our U.S. sales deployment strategy will create the most proximate relationship between our target client and our Confederate team.  We plan to eventually open a small servicing center, retail environment, and design boutique in a large metropolitan market but no definitive plans have been made.  This facility will serve as a template for expansion as demand for our motorcycles increases. Furthermore, in 2015, we will attempt to gain more service centers throughout the United States by offering cash incentives for sales of the Confederate brand.

Develop our Internet Business

Currently, our only web presence is our website, www.confederate.com, which encompasses a wealth of information on our brand and products.  Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 22,000 per month in 2013 and 2014.  Management believes these statistics point to an improvement in quality and relevance of referrals to our site.  Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic.  The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Media

We do not invest substantially in paid advertising.  We believe that our motorcycles are aspirational products that create a significant demand “pull.”  The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press.  Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides.”  In addition, management believes that Confederate enthusiasts, including Hollywood celebrities, music stars and international athletes add to the overall brand exposure.

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

Research and Development

During the year ended December 31, 2014, we spent $215,541 on research and development related to development of new motorcycle models.  During the year ended December 31, 2013, we spent $189,731 on research and development of new motorcycle models.  We anticipate continuing these research and development activities on an ongoing basis.

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

Our motorcycles that are sold in the United States are not subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards. As we produce more motorcycles, our current exemption may change. Additionally, our motorcycle products must comply with the motorcycle emissions, noise and safety standards of certain foreign markets where they are sold.  Because we expect that environmental standards (homologation) will become more stringent over time, we will continue to incur research, development and production costs in this area for the foreseeable future.

We plan to submit the X132 Hellcat Speedster, the Limited Edition P51 Combat Fighter, and the Wraith Tandem Lusso to the various applicable governmental agencies for certification requirements and standards.  For this purpose, we have retained a leading certified motorcycle testing lab.  We expect to incur costs of approximately $50,000 per unit introduced to a previously unregistered country, province, territory, etc. to comply with motorcycle safety and emissions requirements.  As new laws and regulations are adopted, we will assess their effects on current and future Confederate motorcycle products.

Employees

At April 15, 2015, we had a total of 10 full time employees, consisting of five personnel in production and procurement and five personnel in management, design, sales and marketing.  None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We require additional financing to continue our business and our auditors have expressed uncertainty regarding our ability to continue as a going concern.

We have experienced losses since the inception of our business and as of December 31, 2014, we had negative working capital of ($626,583). We will need the funds from our current equity offering or other sources to finance our ongoing operations and future plans. Such additional sources of financing could be sought from existing shareholders or others willing to finance our operations. We may not be able to obtain additional financing from any source on reasonable terms, if at all. If we sell additional securities to obtain additional financing, we may do so at a price that is less than the price of securities currently offered. Further sales of equity securities also could result in additional substantial dilution to current shareholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. It would also be likely that any debt financing would require providing a security interest in all of our assets to the lender. If adequate funds are not available from our current offering or otherwise, we may be required to curtail significantly or stop our development and commercialization activities.

As a result of our losses, and the matters described in the preceding paragraph, the independent auditor’s report on our financial statements for the year ended December 31, 2014 included a paragraph indicating doubt about our ability to continue as a going concern. The financial statements for the year ended December 31, 2014 and subsequent interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of December 31, 2014, we had a shareholders’ deficit of ($711,823) and a working capital deficit of ($749,740). Our ability to generate profits in the future will depend on a number of factors, including our ability to:

●	effectively manufacture, market, and distribute our motorcycles in commercial quantities;
●	obtain market acceptance of our motorcycles;
●	expand our capabilities in terms of personnel, equipment, and internal systems to manage our growth effectively;
●	compete within our targeted market; and
●	maintain control over substantial costs relating to the commercialization, production, and marketing of our motorcycle products, including ongoing design and development costs relating to new products and improvements or alterations to existing products.

Many of these factors will depend on circumstances beyond our control. We have never been profitable and we may not achieve profitability in the foreseeable future, if at all. We can give you no assurance that we will ever generate revenues, or that any revenues we do generate will be sufficient for us to continue operations or achieve profitability.

Since 2009 we have been a growth oriented luxury brand motorcycle company with little operating history compared with larger motorcycle companies.

Since the commencement of our growth strategy in the design, manufacture and sale of our motorcycles in 2009, we have been focused primarily on developing, producing, and marketing our premium big v-twin motorcycle models. Our operating history within this segment is limited, and combined with global economic conditions, we have not realized significant revenues from our product sales. You should evaluate the likelihood of our anticipated financial and operational success in light of the uncertainties and complexities inherent in a short-lived venture, many of which are beyond our control, including:

●	our ability to distribute, sell and market our products;
●	our ability to develop new products;
●	the performance of our motorcycle products;
●	the significant and ongoing funds needed to achieve our production, marketing, and sales objectives;
●	the appeal of our products to dealers and consumers; and
●	our ability to generate adequate revenue to support our operations.

We depend upon a limited number of outside suppliers for our key motorcycle components and the loss or interruption of services of one or more of our suppliers could materially delay or stop our motorcycle production and substantially impair our ability to generate revenues.

Our heavy reliance on outside suppliers for our components involves risks including limited control over the price, timely delivery and quality of parts. For example, during our 2014 first fiscal quarter, our swing arm supplier failed to provide the required number of swing arms needed to produce the number of bikes anticipated. This backorder cost us four units of production in the first quarter of 2015 and will cost us 12 units in the second quarter of 2015. While we believe there are other producers that could satisfy our production needs, there is a production period of 6 to 8 weeks until parts can be delivered. We have entered into discussions with other manufacturer to be a secondary source and issued purchase orders. Although we have manufactured a limited number of motorcycles, we have not commenced commercial scale manufacturing and cannot determine at this time if our vendors and suppliers will be able to timely supply us with our commercial production needs. We cannot assure you that any of our vendors and suppliers will be able to meet our future commercial production demands as to volume, quality or timeliness.

Our inability to obtain timely delivery of key components of acceptable quality or any significant increases in the prices of components could result in material production delays and reductions in motorcycle shipments. Production delays, increased costs of components or reduction in shipments of our product will seriously impair our ability to generate revenue.

Protecting our proprietary technology and other intellectual property may be costly and ineffective, and if we are unable to protect our intellectual property, we may not be able to compete effectively in our market.

We hold several federal trade names used in our business, including “Hellcat,” “Confederate,” “Fighter,” “Bohemian,” “D'Orleans,” “El Bandito,” “Rake,” “Renovatio”, “Curtiss”, “Copperhead”, “Hellrider”, and “Art of Rebellion.”  We hold a patent (U.S. Patent No. 5,857,538 issued on January 12, 1999) for the frame rigidity of our motorcycles.  We have no foreign patents which puts us at risk of competition outside of the U.S. We also have website URLs for “Confederate.com” and “Workandcycle.com.” Our business success will depend materially on our ability to protect the intellectual property mentioned above, to preserve our trade secrets, and to avoid infringing the proprietary rights of third parties. In general, our proprietary rights will be protected only to the extent that protection is available and to the extent we have the financial and other resources to enforce any rights we hold. Costly litigation might be necessary to protect our intellectual property or to determine the scope and validity of third-party proprietary rights. If an adverse outcome in litigation finds that we have infringed on proprietary rights of others, we may be required to pay substantial damages and may have to discontinue use of our products or re-design our products. Any claim of infringement may involve substantial expenditures and divert the time and effort of management.

The loss of the services of current management would have a material negative impact on our operations.

We currently depend and will continue to depend on our current management which includes our President and CEO, H. Matthew Chambers, for the foreseeable future. The loss of Mr. Chambers’ services could have a material adverse on our operations and prospects. We have an employment agreement with Mr. Chambers running until February of 2019, which would prevent him from leaving and competing with the Company. Despite our contractual arrangements with Mr. Chambers, if he were to become ill and unable to work it would substantially affect the Company. We have not obtained “key man” insurance coverage on Mr. Chambers.

Our business model of selling our motorcycles at premium prices may not be successful, which could result in the failure of our business.

The premium heavyweight (651+cc) street motorcycle industry is a niche market targeting high net worth individuals. We intend to target sales of our motorcycles to a limited number of purchasers who are willing to pay a higher price for our products. The suggested retail prices of our motorcycles will be considerably higher than retail prices of most custom cruiser models in the heavyweight cruiser market segment. This significant price difference could deter potential customers from purchasing our products. If our higher prices deter sales significantly, our basic business model would not succeed and our business would likely fail.

We target sales of our products to a narrow market segment of our industry and therefore, our business is more vulnerable to changes in this market.

We anticipate generating our revenues for the foreseeable future primarily from sales of premium heavyweight motorcycles. The premium heavyweight market constitutes only one segment of the motorcycle industry. As a result of our focus on only one market segment of one industry, we are more vulnerable to changes in demand in the premium heavyweight motorcycle market than we would be if our business was more diversified.

We have a number of competitors, most of which have greater financial resources than us.

Many of our competitors are more diversified than we, and they may compete in all segments of the motorcycle market, other power sports markets and/or the automotive market. Also, our manufacturer’s suggested retail price for our motorcycles is generally higher than our competitors, and if price becomes a more important competitive factor for consumers in the markets in which we compete, we may be at a competitive disadvantage. Our responses to these competitive pressures, or our failure to adequately address and respond to these competitive pressures, may have a material adverse effect on our business and results of operations.

We will face intense competition from existing motorcycle manufacturers that are already well established, have greater customer loyalty, manufacturing, and marketing resources than us.

In the premium heavyweight motorcycle market, we primarily compete with Harley-Davidson, Inc., which dominates the industry. Other large competitors include The BMW Group, Polaris Industries Inc., Honda Motor Co., Inc. – Motorcycle Division, Moto Guzzi North America, Inc., Triumph Motorcycles, Kawasaki Motors Corp., U.S.A., Yamaha Corporation of America, American Suzuki Motor Corporation and Ducati Motor Holding S.p.a. Further competition exists from the many small companies throughout the country that build motorcycles from non-branded parts and components. In addition, new companies may enter this market at any time. We cannot assure you that we will be able to compete successfully against current and future competitors. If we cannot compete effectively in our market, our ability to generate revenues and achieve profitability would be seriously impaired.

Our operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders.

Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and promote skilled personnel for all areas of our organization. Our current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating our existing employees. In addition, we must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance. If we do not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, we may be unable to develop and distribute products and services and effectively execute our plans and strategies.

We manufacture products that create exposure to product liability claims and litigation.

To the extent plaintiffs are successful in showing that personal injury or property damage result from defects in the design or manufacture of our products, we may be subject to claims for damages that are not covered by insurance. The costs associated with defending product liability claims, including frivolous lawsuits, and payment of damages could be substantial. Our reputation may also be adversely affected by such claims, whether or not successful.

We do not insure against all potential operating risks. We may incur losses and be subject to liability claims as a result of our operations.

We currently do not maintain insurance to insure against all potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, even if we obtain insurance we may not be able to renew those insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

We must detect issues with our motorcycles or manufacturing processes to avoid recall campaigns, increased warranty costs or litigation, and delays in new model launches.

We must also complete any recall campaigns within cost expectations. We must continually improve and adhere to product development and manufacturing processes to ensure high quality products are shipped to dealers. If product designs or manufacturing processes are defective, we could experience delays in new model launches, product recalls, conventional warranty claims, and product liability or unconventional warranty claims, which may involve purported class actions. While we use reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflect those in the financial statements, there is a risk the actual costs could exceed estimates. Further, shipping products with poor quality may also adversely affect our reputation.

We are and may in the future become subject to legal proceedings and commercial or contractual disputes.

We are currently involved in two legal actions. One with a former investor representing a liability of approximately $160,000 at December 31, 2014, which we are in the process of settling and a second issue involving a real property lease representing a liability of approximately $35,000 at December 31, 2014. In addition, in March 2010, we identified additional payroll tax liabilities related to individuals, including our CEO and CFO, paid incorrectly as independent contractors in prior periods. We have accrued these payroll tax liabilities which at December 31, 2014, were approximately $80,000, and are making scheduled payments to the IRS to resolve the liability. Further, we have a penalty of approximately $175,000 payable to certain selling stockholders as a penalty for a delayed effectiveness of a reoffering prospectus. In addition, we may be involved in business litigation in the future. The uncertainty associated with substantial unresolved claims and lawsuits may harm our business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although we are unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on our business and results of operations.

We may participate in joint ventures and/or strategic alliances to develop and operate our planned business. These partnerships or the failure to establish them could have a material adverse effect on our ability to develop and manage our business. In addition, such undertakings may not be successful.

Due to our need for financing, our strategy may include plans to participate in joint ventures and other strategic alliances to develop and operate our motorcycle business. We may develop operations in part through joint ventures and strategic alliances with other parties as well as with additional outside funding. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. Additionally, we may not be able to identify and secure suitable alliance partners. Even if we identify suitable partners, we may be unable to consummate alliances on terms commercially acceptable to us. If we fail to identify appropriate partners, we may not be able to implement our strategies effectively or efficiently.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Because we are a motorcycle company that is still in the startup stage, we have never been profitable, and cannot predict when we will become profitable. The continued credit crisis and related turmoil in the global financial system may have a continued impact on our business and financial position. The recent high costs of foreign imports and consumables may negatively impact costs of our operations. In addition, the global financial crisis which has strengthened the US dollar may limit our ability to raise capital through credit and equity markets. The prices of the metals and resources that we seek to discover and exploit are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

We may experience significant returns or warranty claims, which would damage our brand, increase our costs, and impair our ability to achieve profitability.

Currently, our motorcycles have not been widely available for purchase by the general public. As a result, we have no meaningful data regarding the performance or maintenance requirements of our products or any basis on which we can estimate warranty costs. If we are subject to significant warranty service requirements or product recalls, potential customers may determine that our motorcycles are unreliable and may choose not to purchase them. Further, significant warranty service requirements will result in increased costs to us as a result of the costs of repair or replacement of our product and the costs associated with researching and developing solutions to issues raised by warranty claims. Any significant warranty service requirements or product recalls would increase our costs materially and reduce the value of our brand significantly.

Risks Relating to the Industry

The introduction of new models of motorcycles by our competitors could materially reduce the demand for our products, which would impair our ability to generate revenues or achieve profitability.

Products offered by the motorcycle industry often change significantly and rapidly. Changes may arise because of product design and performance advancements, safety and environmental concerns, or attempts to satisfy the changing tastes of consumers. Our future success will depend on our ability to anticipate and respond to such changes. In our industry, we will be expected to introduce new products or product improvements every year. If we cannot introduce acceptable new models and products annually or if our new models and products do not compete effectively with the new models and products of our competitors, our competitive position in our industry would be harmed. Even if some of our new products or new models are successful, we cannot assure you that we will be able to repeat this success with each new product or new model. If we cannot consistently generate acceptable new products or models, our competitive position will be harmed.

The purchase of recreational motorcycles is discretionary for consumers, and market demand is influenced by many factors beyond our control.

Our motorcycles are luxury consumer products that are discretionary purchases for consumers. Accordingly, market demand in our industry depends on a number of economic factors affecting discretionary consumer income, such as employment levels, interest rates, taxation rates, consumer confidence levels and general business conditions. Adverse changes relating to one or more of these factors may restrict consumer spending and harm our growth and profitability. In addition, our motorcycles will compete with many other power sports and other recreational products for the discretionary spending of consumers. We cannot assure you that we will be able to compete successfully against other recreational products to capture consumer discretionary expenditures.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline.

Motorcycle sales in general are seasonal in nature since consumer demand is substantially lower during the colder season in North America. We may endure periods of reduced revenues and cash flows during off-season months and be required to lay off or terminate some of our employees from time to time. Building inventory during the off-season period could harm our financial results if anticipated sales are not realized. Further, if a significant number of our dealers are concentrated in locations with longer or more intense cold seasons, lack of consumer demand due to seasonal factors may impact us more adversely, further reducing revenues or resulting in reduced revenues over a longer period of time.

Compliance with environmental and safety regulations could increase our production costs, delay introduction of our products and substantially impair our ability to generate revenues and achieve profitability.

We must comply with numerous federal and state regulations governing environmental and safety factors with respect to motorcycles and their use. These various governmental regulations generally relate to air, water and noise pollution, as well as motorcycle safety matters. If we were unable to obtain the necessary certifications or authorizations required by government standards, or fail to maintain them, our business and future operations would be harmed seriously. Use of motorcycles in the United States is subject to rigorous regulation by the Environmental Protection Agency (“EPA”), and by state pollution control agencies. Any failure by us to comply with applicable environmental requirements of the EPA or state agencies could subject us to administratively or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product recalls or suspension of production.

Motorcycles are subject to considerable safety standards and requirements under the provisions of the National Traffic and Motor Vehicle Safety Act and the rules promulgated under this Act by the National Highway Traffic Safety Administration (“NHTSA”). We could suffer recalls of our motorcycles if they fail to satisfy applicable safety standards administered by the NHTSA. Our business and facilities also are subject to regulation under various federal, state and local regulations relating to manufacturing operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Our failure to comply with any of these regulations in the operation of our business could subject us to administrative or legal action resulting in fines or other monetary penalties or require us to change or cease our business.

Our ability to remain competitive is dependent upon our capability to develop and successfully introduce new, innovative, and compliant products.

The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. We must continue to distinguish our products from our competitors’ products with unique styling and new technologies. As we incorporate new and different features and technology into our products, we must protect its intellectual property from imitators and ensure our products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. We must make product advancements while maintaining the look, sound, and feel associated with our products. We must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that we will be successful in these endeavors or that existing and prospective customers will like or want our new products.

Changes in general economic conditions, tightening of credit, political events or other factors may adversely impact dealers’ and distributors’ retail sales.

The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

Our operations may be affected by greenhouse emissions and climate change and related regulations.

Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several states, including states where we may have manufacturing plants, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of our manufacturing operations in the United States, including our supply chain. Our manufacturing plants and/or those of our distributors use energy, including electricity and natural gas, and certain of our distributors’ plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in costs of raw materials, any one of which could increase our costs, reduce competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. Many of our suppliers face similar circumstances. Physical risks to our business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.

If we market and sell our products in international markets, we will be subject to additional regulations relating to export requirements, environmental and safety matters, and marketing of our products and distributorships, and we will be subject to the effect of currency fluctuations, all of which could increase the cost of selling our products and substantially impair our ability to achieve profitability in foreign markets.

As a part of our marketing strategy, we intend, in the future, to market and sell our products internationally. In addition to regulation by the U.S. government, our products will be subject to environmental and safety regulations in each country in which we market and sell our motorcycles. Regulations will vary from country to country and will vary from those of the U.S. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to alter our manufacturing practices, product design or marketing efforts. Any changes in our business or products required in response to the laws of foreign countries will result in additional expense to us. Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell our products in foreign countries. We would also be required to obtain approval from the U.S. government to export our products. If we are delayed in receiving, or are unable to obtain, import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our international marketing strategy for our products.

Further, many countries have laws governing marketing of motorcycles and related products and laws relating to relationships with, and termination of, distributors in those countries. These laws may make it more difficult for us to promote our product effectively and in a cost efficient manner. We cannot assure you that we will be able to successfully market and sell our products in foreign countries or that these efforts will result in additional revenue or that any revenue we do obtain from the sales of our products in foreign countries will not be offset by increased regulatory and compliance costs. Any foreign operations or sales we generate will be subject to the effects of currency fluctuations to the extent payments to us or by us are not made in U.S. dollars. The translation from foreign currency to U.S. dollars could negatively impact our results of operations. We will also be affected by local economic conditions in the countries in which we sell our products and the difficulties associated with managing operations from long distances.

Risks Relating to Our Common Stock

The public trading market for our common stock is volatile and will likely result in higher spreads in stock prices.

Our common stock is authorized for trading in the over-the-counter market and is quoted on the OTCQB®. Nevertheless, only a limited trading marked for our stock with small daily volumes has developed. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Our stock ownership is concentrated among a relatively small group of principal shareholders who have substantial control over us, including our directors and executive officers, and could delay or prevent a change in corporate control.

H. Matthew Chambers (our Chairman, President, CEO, and director) and Optimum Solution Pte. Ltd., together with their affiliates, along with our directors and executive officers, beneficially control, in the aggregate, approximately 65% of our common stock. As a result, these shareholders, acting together, would have the ability to significantly influence or control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to significantly influence or control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, during the next meeting of shareholders where directors are elected, Mr. Chambers has furnished an irrevocable proxy to Optimum to vote his shares for the election of Optimum’s designee and Optimum has furnished to Mr. Chambers an irrevocable proxy to vote its shares to elect the remaining slate of directors at Mr. Chambers’ discretion.

The price of our securities may be volatile and could decline in value.

The price of our common stock may fluctuate significantly, making it difficult for an investor to resell our securities at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

●	changes in consumer preferences,
●	technological innovations or new commercial products by us or our competitors,
●	actual or anticipated variations in our operating results,
●	changes in government regulation and regulation of the securities markets,
●	government investigation of us or our products,
●	changes in government regulation of our products,
●	developments concerning proprietary rights,
●	increases in gasoline prices,
●	investor perception of us and our industry,
●	general economic and market conditions,
●	national or global political events, or
●	public confidence in the securities markets.

In addition, the stock market is subject to price and volume fluctuations that affect the market prices of our securities, of companies in general, and small-capitalization companies, such as ours in particular. These fluctuations are often unrelated to the operating performance of these companies. Additionally, any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in the price of our securities. Securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. Any such class action brought against us would likely be very costly to us and also divert management’s attention and resources that could otherwise be directed to benefit the future performance of our business.

We have not paid cash dividends since inception and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock is deemed “penny stock,” which could make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities remain subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We are subject to the reporting requirements of federal securities laws, and compliance with such requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time consuming, difficult, and costly for us to develop, implement, and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act and the Dodd-Frank Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Exercise of options or warrants or conversion of convertible notes or preferred stock may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options or warrants or conversion of any convertible notes, preferred stock, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our Certificate of Incorporation allows for our board to create series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

As a former shell company, if we fail to make publicly available “current Form 10” information, our shareholders will be unable to use Rule 144 to remove restrictive legends from share certificates.

We are a former shell company and, as such, are subject to the requirements of Rule 144(i) of the Securities Act of 1933 which require the disclosure by us of “current Form 10” information in order for shareholders to take advantage of Rule 144 for the removal of restrictive legends from share certificates. If we fail to make publicly available “current Form 10” information, our shareholders will not be able to take advantage of Rule 144 for the removal of restrictive legends from their share certificates which would make their shares illiquid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal offices are located at 3029 2nd Avenue South, Birmingham, Alabama.  We lease our headquarters and manufacturing facility at this address in Birmingham, Alabama under a lease ending October 31, 2018. Our Birmingham facility consists of about 24,179 square feet.  Monthly lease payments are $7,201 and increase 2% each year.  We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

Confederate Motors, Inc. v. Francois-Xavier Terny, et al. In 2012 we entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny to settle an outstanding dispute.  Under the Settlement Agreement, we agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for the return of 805,000 shares held by Mr. Terny.  We paid Mr. Terny $50,000 upon the execution of the Settlement Agreement and an additional $25,000 prior to December 31, 2012. The final payment of $275,000 was required to be paid on or before March 31, 2013 but was not made.

We paid $50,000 in July 2013, $25,000 in November 2013, and $40,000 in December 2014 reducing the settlement payable balance to $160,000. No penalties have been issued as of the date of this report.

Delta Staff Leasing, LLC v. South Coast Solar, LLC et al. In 2005 (post Hurricane Katrina), we were granted a business loan from the City of New Orleans. The city then failed to issue the proceeds of the loan. Based on the approval we signed a lease for real property. On or about August 29, 2014, a Consent Judgement was issued by the court in the amount of $61,000. We agreed to make an initial payment of $6,000 upon signing the judgement, $5,000 on the 15th day of each month commencing September 2014, and $35,000 dollars in January 2015. We  were unable to facilitate the January 2015 payment.

As  of the date of this report the Company still owes $10,000 to close the matter.

ITEM 4. MINE SAFETY DISCLOSURE

Because we are not engaged in mining operations, no disclosure is required pursuant to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, and our trading symbol is “CFED.”  We do not believe that a material number of our shares of common stock trade on a regular basis. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended December 31, 2013	First	$0.40	$0.30
	Second	$0.30	$0.30
	Third	$0.93	$0.20
	Fourth	$0.28	$0.25

For the Fiscal Year Ended December 31, 2014	First	$0.33	$0.27
	Second	$0.63	$0.30
	Third	$0.65	$0.52
	Fourth	$0.52	$0.12

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

Holders

As of April 15, 2015, we had approximately 66 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed American Registrar and Transfer Company, Salt Lake City, Utah, to act as the transfer agent of our common stock.

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

Unregistered Sales of Securities

On November 21, 2014, the Board of Directors approved a non-public unit offering. As part of the offering, we are authorized to issue up to 8,000,000 units in four unit classes. Each A unit (the “A Unit”) costs $25,000 per A Unit. Each B unit (the “B Unit”) costs $50,000 per B Unit. Each C unit (the “C Unit”) costs $75,000 per C Unit. Each D unit (the “D Unit”) costs $100,000 per D Unit. Each unit consists of 100,000 shares of our common stock. A Unit shares are priced at $0.25 per share. B Unit shares are priced at $0.50 per share. C Unit shares are priced at $0.75 per share. D Unit shares are priced at $1.00 per share.

During the fourth quarter of 2014, we sold three A Units to a total of two investors.

In connection with the nonpublic offering which commenced in February 2013, we received the final payment of $738.50 after December 31, 2014 and issued 3,100,000 restricted shares to a single investor.

The securities above were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(c) promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the investors was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated by the Commission.  Each investor delivered appropriate investment representations and certification of status as an accredited investor with respect to the transaction and consented to the imposition of restrictive legends upon the share and warrant certificates representing the Securities.  Each person was afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions or other remuneration was paid in connection with the sale of the securities.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

We produce premium, heavyweight (651+cc) motorcycles and currently manufacture the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for 2014 was $2,308,789 compared to $1,395,555 for 2013. Our year-end financial performance reflected an increase in motorcycle shipments.  Net loss was $1,310,520 in 2014 compared to a net loss of $665,814 in 2013.  The net loss for 2014 was greater due to a substantial number of shares issued in lieu of cash for director fees, unpaid executive fees, and an incentive for H Matthew Chambers to extend his contract another 2.5 years. Furthermore, we incurred legal expenses from a business loan to begin operations post Hurricane Katrina in 2005. The loan was later revoked creating litigation over a lease for real property. As of the date of this report we owe $10,000 to resolve the matter.

Cash flow from operating activities was ($881,841) in 2014 compared to ($566,149) in 2013.  Net cash flow from investing activities was ($14,425) and ($25,274) for 2014 and 2013, respectively. Net cash flow from financing activities was $985,000 and $465,620 for 2014 and 2013, respectively.

We believe that the near-term global economic environment is improving for the business. We are optimistic about our long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2014 was spent on finalizing design of the X132 Hellcat Speedster.  The second quarter focus was on building our parts inventory to meet the current demand and fulfill a growing sales backlog for which revenue will be recognized in later periods. During the third and fourth quarters of 2014, we engaged in strategizing long term production goals enabling greater production of backlog items. We also focused on renewal of our quotation on OTC Markets and DTC eligibility.

Cost of Goods Sold

Cost of goods sold was $1,506,823 in 2014 compared to $940,477 in 2013.  The increase in cost of goods sold was primarily due to an increase in motorcycle shipments.

Gross Profit

Gross profit was $801,966 in 2014 compared to $455,078 in 2013. Gross profit was higher due to an increase in motorcycle shipments. Gross profit percentage increased to 34.7% of revenue from 32.6% the prior year due to a higher average selling price.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative costs was $1,891,055 in 2014 compared to $971,638 in 2013. The increase in SG&A is primarily due the non-cash share disbursement to directors and officers.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Research and development costs totaled $215,541 and $189,731 for the years ended 2014 and 2013, respectively.

Results of Operations for the year ended December 31, 2014 Compared to the year ended December 31, 2013

	Year Ended
	December 31, 2014	December 31, 2013
Revenue from motorcycles & related products	$2,308,789	$1,395,555
Gross Profit	$801,966	$455,078
Operating Expense	$2,106,596	$1,161,369
Other Income (Expense)	$(5,890)	$40,477
Net Income (Loss)	$(1,310,520)	$(665,814)
Earnings (Loss) per Share	$(0.07)	$(0.05)

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

Liquidity and Capital Resources

At December 31, 2014, we had cash of $91,847.

We increased our cash position by $88,734 over the prior year.  Cash flow from operations decreased to a loss of $881,841 from $566,149 in 2013.  The decline was partially a result of a higher inventory balance which we will need to continue to replenish with capital raised from the current and future stock offerings; as well as, the share distribution to officers and directors.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued expansion.  Over the next 12 months, we will focus production on the X132 Hellcat Speedster and the two new models.  The projected capital expenditure for inventory to increase production is approximately $500,000.  We intend to raise capital through the sale and issuance of our capital stock.

Over the long-term, we expect that our business model will continue to generate cash that will allow us to invest in the business, fund future growth opportunities and return value to shareholders.

In 2012, we entered into a Mutual Settlement Agreement & General Release (the “Settlement Agreement”) with Francois Xavier Terny to settle an outstanding dispute.  Under the Settlement Agreement, we agreed to make scheduled payments to Mr. Terny totaling $350,000 in exchange for the return of 805,000 shares held by Mr. Terny.  We paid Mr. Terny $50,000 upon the execution of the Settlement Agreement and an additional $25,000 prior to December 31, 2012. The final payment of $275,000 was required to be paid on or before March 31, 2013 but was not made.

We paid $50,000 in July 2013, $25,000 in November 2013, and $40,000 in December 2014 reducing the settlement payable balance to $160,000. No penalties have been issued as of the date of this report.

In addition, at December 31, 2014, we owed $175,500 to investors in a 2009 offering as a penalty in connection with the registration of the shares sold in the offering.  We expect to use proceeds from private stock offerings as well as proceeds from backlog order fulfillment to satisfy the current debt to Mr. Terny and to satisfy the registration rights liability, should a payment be demanded.  In connection with the registration penalty, we may also attempt to negotiate a settlement with the parties to satisfy the obligations with shares of our equity securities or installment payments.

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2015-03 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to us or their effect on the financial statements would not have been significant.

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

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Russell E. Anderson, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russ Bradshaw, CPA
William R. Denney, CPA
Kristofer Heaton, CPA	To The Board of Directors and Stockholders of
Confederate Motors, Inc.

We have audited the accompanying consolidated balance sheets of Confederate Motors, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Confederate Motors, Inc. as of December 31, 2014 and 2013, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

5296 S. Commerce Dr
Suite 300	/s/ Anderson Bradshaw PLLC
Salt Lake City, Utah	Salt Lake City, Utah
84107	April 15, 2015
USA
(T) 801.281.4700 (F) 801.281.4701

abcpas.net

CONFEDERATE MOTORS, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
Assets

Current assets
Cash and cash equivalents	$91,847	$3,113
Other Receivables	3,793	-
Inventory	647,014	374,531
Prepaid expenses	5,138	4,834
Prepaid inventory	200,259	43,463
Notes receivable	-	10,223
Total current assets	948,051	436,164

Property and equipment, net	37,917	27,450
Total assets	$985,968	$463,614

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$240,830	$93,978
Accrued interest payable	7,502	7,502
Accrued salaries – related parties	98,500	306,000
Accrued payroll tax liability	78,394	95,994
Notes Payable – short Term – related parties	37,777	-
Deferred revenue	651,636	792,208
Deferred sales commission and royalty	-	30,000
Warranty reserve	1,438	8,600
Other accrued expenses	36,214	26,782
Registration rights liability	175,500	175,500
Payable to be settled in stock	210,000	-
Settlement payable	160,000	200,000
Current portion of notes payable	-	-
Current portion of capital leases	-	-
Current portion of deferred exclusive agency fee	-	-
Total current liabilities	1,697,791	1,736,564

Commitments	-	-

Stockholders' deficit
Common Stock, $0.001 par value 200,000,000 shares authorized; 25,629,556 and 13,587,556 shares outstanding at December 31, 2014 and 2013, respectively	25,629	13,586
Additional paid-in capital	11,787,450	9, 852,846
Stock Subscribed	525,000	600,000
Subscriptions Receivable	(113,238)	(113,238)
Treasury shares	(313,950)	(313,950)
Accumulated deficit	(12,622,714)	(11,312,194)
Total stockholders’ deficit	(711,823)	(1,272,950)
Total liabilities and stockholders’ deficit	$985,968	$463,614

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.

Consolidated Statements of Operations

Years ended December 31, 2014 and 2013

	2014	2013

Sales	$2,308,789	$1,395,555

Cost of goods sold	(1,506,823)	(940,477)

Gross profit	801,966	455,078
Operating expenses:
Research and development	215,541	189,731
Selling, general and administrative expenses	1,891,055	971,638
Total operating expenses	2,106,596	1,161,369

Loss from operations	(1,304,630)	(706,291)

Other income (expense)
Gain from extinguishment of debt	-	-
Gain on litigation settlement	-	-
Other income	117,165	14,143
Gain on sale of asset	-	22,500
Interest, net	102	3,834
Bad debt expense	(123,157)	-
Total other income (expense)	(5,890)	40,477

Net loss	$(1,310,520)	$(665,814)

Net income (loss) per common share - basic and diluted	$(0.07)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	18,203,223	13,581,185

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.

Consolidated Statement of Stockholders’ Deficit

Years ended December 31, 2014 and 2013

	Common Stock Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2012	13,471,277	$13,470	$(313,950)	$9,802,962	$(10,646,380)	$(1,143,898)
Issuance of common stock as settlement for payable	116,279	116	-	49,884	-	50,000
Treasury stock	-	-	-	-	-	-
Subscribed stock	-	-	-	600,000	-	600,000
Subscriptions receivable	-	-	-	(113,238)	-	(113,238)
Net loss	-	-	-	-	(665,814)	(665,814)
Balance at December 31, 2013	13,587,556	$13,586	$(313,950)	$10,339,608	$(11,312,194)	$(1,272,950)
Issuance of common stock for services	5,007,588	5,008	-	841,639	-	846,647
Sale of common stock	6,234,412	6,235	-	993,765	-	1,000,000
Subscribed stock issued	800,000	800	-	99,200	-	100,000
Subscriptions receivable	-	-	-	(100,000)	-	100,000
Subscription funds received	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(1,310,520)	(1,310,520)
Balance at December 31, 2014	25,629,556	$25,629	$(313,950)	$12,199,212	$(12,622,714)	$(711,823)

The accompanying notes are an integral part of these financial statements.

CONFEDERATE MOTORS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2014 and 2013

	2014	2013
Operating activities
Net Loss	$(1,310,520)	$(665,814)
Adjustments to reconcile net loss to net cash used by operating activities
Bad debt expense	123,157	-
Depreciation	3,958	1,374
Options issued for services	-	201,070
Write-off of inventory	-	-
Stock issued for expenses	846,647	-
Gain on sale of assets	-	(22,500)
Change in operating assets and liabilities
Other receivables	(111,380)	-
Inventory	(272,483)	(28,899)
Prepaid inventory	(156,796)	(9,948)
Notes receivable	(5,347)	52,277
Prepaid expenses	(304)	(4,834)
Accounts payable	146,852	(107,342)
Accrued salaries	(207,500)	105,000
Accrued payroll tax liability	(17,600)	28,749
Notes Payable – Short Term	37,777	-
Settlement Payable	-	(75,000)
Other accrued expenses	9,432	5,074
Payable to be Settled in Stock	210,000	-
Deferred revenue	(140,572)	(25,374
Deferred sales commission and royalty	(30,000)	(19,982)
Warranty Reserve	(7,162)	-
Net cash provided (used) by operating activities	(881,841)	(566,149)

Investing activities
CIP – Property, Plant, & Equipment	(14,425)	(25,274)
Net cash used by investing activities	(14,425)	(25,274)

Financing activities
Repayment of notes payable	-	(18,737)
Repayment of capital leases	-	(2,405)
Payments on litigation settlement	(40,000)	-
Payments for treasury shares	-	-
Proceeds from issuance of stock, net of stock issuance costs	1,000,000	-
Subscriptions received	25,000	486,762
Net cash provided by financing activities	985,000	465,620

Net increase (decrease) in cash and cash equivalents	88,734	(125,803)

Cash and cash equivalents at the beginning of year	3,113	128,916

Cash and cash equivalents at end of year	$91,847	$3,113

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$-	$50,000
Subscribed shares issued	$100,000	$-
Prepaid inventory obtained with sale of fixed assets	$-	$22,500
Treasury stock	$-	$-
Cash paid during the year for:
Interest expense	$745	$894
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

Confederate Motors, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc., including its consolidated subsidiaries (the “Company”) is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the X132 Hellcat Speedster) and two preproduction models (the P51 Combat Fighter and the Wraith Tandem Lusso). The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

	12/31/14	12/31/13
Parts	$415,388	$188,867
Work in process	30,727	82,515
Motorcycle finished goods	149,904	99,510
Trade In Model	30,000	-
Apparel Inventory	20,995	3,639
Total Inventory	$647,014	$374,531

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. In some instances motorcycles are considered delivered or shipped if the customer has paid for the motorcycle and is arranging their own delivery at a later date. These motorcycles are staged in an area designated for such transactions.

Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Sales, use and other excise taxes are not recognized in revenue.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the Balance Sheet.  Deferred revenue was $651,636 at December 31, 2014 and $792,208 at December 31, 2013.

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

The Company had no potential common stock equivalents at December 31, 2014:

Since the Company reflected a net loss in 2014 and 2013, respectively, the effect of considering any common stock equivalents outstanding would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2014 and 2013, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising is expensed as incurred.  For 2014 and 2013, advertising expense was $79,831 and $23,743, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $215,541 and $189,731 for the years ended December 31, 2014 and 2013, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

There are no fair value measurements as of December 31, 2014 and December 31, 2013.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2014	2013
Vehicles	$36,628	$36,628
Furniture and fixtures	11,734	11,734
Equipment	92,407	80,434
Leasehold improvements	25,827	25,273
	166,596	154,069
Less accumulated depreciation	(130,577)	(126,619)
CIP - Auto	1,898	-
	$37,917	$27,450

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following as of:

The Company currently maintains a note to Matthew Chambers in the amount of $37,777. The note bears interest at 0% and is due on demand. The Company determined imputing interest would be immaterial to the financial statements.

NOTE 4 – CAPITAL LEASES

The Company currently has no capital leases.

NOTE 5 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

In January 2013, the Company converted a payable of $50,000 to 116,279 shares of common stock to an accredited investor.

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, our Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  The Company has received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid.  The balance of the subscription amount is currently due and payable from one investor.

On July 31, 2013 the Company offered for sale 6,234,412 shares of Common Stock at $0.1604 per share.  The Company received a subscription commitment for 6,234,412 shares. In February 2014, the Company received $500,000 and issued 3,117,206 shares.

The remaining subscription was paid in October 2014 and the remaining 3,117,206 shares were issued in October 2014.

Once the proceeds of the July 31, 2013 offering were received the Board authorized 5,007,588 shares to be issued to directors and officers as directors fees, past compensation, and as an incentive for Matthew Chambers to add an additional 2.5 years to his contract.

Warrants

During the twelve months ended December 31, 2009, the Company issued 105,000 stock purchase warrants to purchase the Company’s common stock at an exercise price of $1.50. These warrants expired on January 30, 2014.  The Company valued these warrants utilizing a Black-Scholes option pricing model utilizing the following assumptions: fair market value per share -$1.50, exercise price -$1.50, expected volatility -115%, risk free interest rate -1.73%. The fair value of $127,050 was recorded to additional paid-in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Exercisable - December 31, 2010	105,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	105,000	$1.50
Exercisable – December 31, 2011	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	105,000	$1.50
Exercisable – December 31, 2012	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2013	105,000	$1.50
Exercisable – December 31, 2013	105,000	$1.50
Granted	-	-
Exercised	-	-
Forfeited	105,000	$1.50
Outstanding – December 31, 2014	-	-
Exercisable – December 31, 2014	-	-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
-	-	-	-	-	-

At December 31, 2014 and December 31, 2013, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price

Exercisable – June 30, 2011	-	$-
Granted	2,000,000	1.50
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2011	2,000,000	1.50
Exercisable – December 31, 2011	2,000,000	1.50
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2012	2,000,000	$1.50
Exercisable – December 31, 2012	2,000,000	$1.50
Granted	-	$-
Exercised	-	-
Forfeited	2,000,000	-
Outstanding – December 31, 2013	-	$1.50
Exercisable – December 31, 2013	-	$1.50

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $57,000 and $29,314 for the years ended December 31, 2014 and 2013, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

The Company has an employment agreement with its CEO.

Upon final receipt of the July 31, 2013 offering Matthew Chambers was issued 2,090,000 shares valued at $261,250 for past unpaid wages, past director fees, and as incentive to extend his contract an additional 2.5 years.

Matthew Chambers has provided short term notes to the Company totaling $37,777. Please see Notes Payable – short term on the accompanying balance sheet.

According to the terms of the July 2014 Stock Purchase Agreement, on October 10, 2014, we issued 768,000 shares to Paolo Chiaia, and 384,000 shares to Patrick Aisher for director fees. At the same time we issued 1,765,588 shares owed to Rhiti Sports Management, a company controlled by Mr. Pandey.

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

First legal action – Confederate Motors, Inc. v. Francois-Xavier Terny, et al.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013, $25,000 to Mr. Terny’s designee on November 25, 2013, and $40,000 to Mr. Terny’s designee on October 14, 2014.  As of the date of this report the Company still has a balance due of $160,000 recorded in the books.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Second Legal Action – South Coast Solar v. Delta Staff Leasing et al

The Company incurred several onetime expenses in 2014 related to Hurricane Katrina. Hurricane Katrina was a very difficult time for the Company. We lost our ability to manufacture for 6 months or more. The City of New Orleans solicited our Company and closed a $750,000 loan with the Company. Subsequently, the city refused to pay out the proceeds of the loan. We sued to recover our considerable damages. We did not prevail at the trial court level. The case is on appeal. We incurred $68,402 in legal and related fees. The Company owed $15,000 as of December 31, 2014.

Operating Lease

The Company has engaged a new lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The former lease expired on November 1, 2013. The new lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company is sub-leasing the premise for the term of ten years with the option of an additional ten years provided 180 days prior written notice is given. The monthly base rental is $7,059.67 for the first year with a 2% increase each year after.

Rent expense under the operating lease totaled $84,998. Combined rent expense for the quarter ended December 31, 2014 was $17,018. At December 31, 2014, future minimum payments due under the operating lease agreements are as follows:

Future minimum lease payments

2015	$86,700
2016	$88,434
2017	$90,204
2018	$92,006
2019	$93,824
2020	$95,700
Thereafter	$281,546
$828,414

Liquidity

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the motorcycle operations will continue to be primarily funded through cash flows generated by operations.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2015-03 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 10 – NOTES RECEIVABLE AND OTHER RECEIVABLES

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

As of December 31, 2014 two installments have been received, through prepayment credits and certified funds, and no interest has been paid. One customer’s order has changed and two orders, previously credited were cancelled. Commissions withheld as payment of the note, $20,500, have been reversed during the 3rd Quarter 2014.  Additionally, the Company had to provide warranty work and missing parts to customers charging $2,333 to notes receivable. Finally, two orders were placed without providing the Company a commission or royalty, the Company has calculated and applied our commission and royalty due in 2014.

As December 31, 2014, the Company was unable to locate or collect from the third party and has repossessed the tangible and intellectual property and written all off $123,157 as bad debt expense, leaving a balance of $3,793 from two customers. In November 2014, the Company began discussions with two separate parties interested in purchasing the design and manufacturing rights.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At December 31, 2014, the Company had monies in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to $250,000 per insured bank.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Tax years 2011 through 2014 are still open for examination by the taxing authorities.

The valuation allowance at December 31, 2014 was approximately $2,984,475. The net change in valuation allowance during the year ended December 31, 2014 was an increase of approximately $446,941. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

The Company has a net operating loss carryforward for tax purposes totaling approximately $7,464,466 at December 31, 2014, expiring through 2034. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
	2014	2013
Non-current deferred tax assets:
Net operating loss carryforward	$(2,919,287)	$(2,467,298)
Stock based compensation	$-	$(50,000)
Inventory obsolescence	$-	$(20,236)
Accrued officer compensation	$(65,188)	$-

Total deferred tax assets	$(2,984,475)	$(2,537,534)
Valuation allowance	$2,984,475	$2,537,534
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2014 and the year ended December 31, 2013 (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes and 6.5% for State income taxes, a blended rate of 39.23%) as follows:

	Year Ended December 31,
	2014	2013
Computed "expected" tax expense (benefit) - Federal – net of State benefit	$(458,688)	$(233,034)
Computed "expected" tax expense (benefit) - State -	$(55,436)	$(42,278)
Penalties and fines and meals and entertainment	$1,995	$1,641
Accrued officer compensation	$65,188	-
Change in valuation allowance	$446,941	$273,671
Actual tax expense (benefit)	$-	$-

NOTE 13 – ACCRUED PAYROLL TAX LIABILITIES

In March 2010, the Company identified additional payroll tax liabilities related to individuals, including the Company’s CEO and CFO paid incorrectly as independent contractors in prior periods. The Company has accrued for the payroll tax liabilities including penalties and interest. The Company is making scheduled payments to the IRS to resolve the liability.

NOTE 14 – GOING CONCERN CONSIDERATIONS

Management has evaluated the Company’s ability to continue as a going concern.  The following considerations suggest that the Company will continue in business for the foreseeable future.  The Company has minimal debt obligations, except as set forth below.  The Company is currently not engaged in any discussions that could result in additional borrowings.

At December 31, 2012, the Company owed a remaining balance of $275,000 in the Settlement Agreement with Mr. Terny. (See above, Note 7—Commitments, Contingencies and Uncertainties.)  Although delinquent, the Company continues to make payments to Mr. Terny and/or his designee as funding becomes available. The Company paid $50,000 during the third quarter 2013, $25,000 during the fourth quarter 2013, and $40,000 during the fourth quarter 2014. As of the date of this report, our current obligation to Mr. Terny is $160,000.

At December 31, 2014, the Company had a remaining registration rights liability of $175,500.  (See above, Note 5—Stockholders’ Equity.)  No demands have been made in the past for repayment of this penalty.  In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At December 31, 2014, the Company maintains a backlog of orders represented by deferred revenue totaling $651,636. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped.  As of the date of this report the Company has the needed inventory to begin relieving these funds as revenue.

Strengthening its ability to continue operations, the Company has a significant backlog of orders. As of the date of this report the Company has approximately 30 orders which represent four months of production and approximately $1.6 million in revenue.  Assuming the Company’s average gross profit margin of 30%, the Company will earn $480,000 in gross profit. The Company projects an additional 50 to 100 orders with the unveiling of the P51 Fighter Combat and the Wraith Tandem Lusso. The Company has received numerous inquiries into the product and has obtained 12 confirmed sales prior to the Memorial Day 2015 launch.

Additionally, the Company is capable of producing two bikes per week and expects to produce 82 motorcycles this year representing an additional $988,000 in gross profit.

NOTE 15 – SUBSEQUENT EVENTS

The Company has paid an additional $5,000 in the matter of Delta Staff Leasing v. South Coast Solar et al. The Company now owes $10,000 to resolve this matter.

In connection with the nonpublic offering which commenced in February 2013, the Company received the final payment of $738.50 after December 31, 2014 and issued 3,100,000 restricted shares subsequent to year-end.

Subsequent to the year ended December 31, 2014, the Company sold 300,000 restricted shares of common stock and received $75,000 in gross proceeds from the sale of A units as part of a nonpublic offering by the Company of up to 8,000,000 units consisting of 100,000 common shares per unit being offered in four classes, with each A unit being sold at $25,000 per unit, each B unit being offered at $50,000 per unit, each C unit being offered at $75,000 per unit, and each D unit being offered at $100,000 per unit.  The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events are reportable pursuant to this item.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2014, it had material weaknesses in its internal control procedures, therefore the Company's internal controls were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  We have concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no reportable events pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers; Term of Office

The following table contains information with respect to our directors and executive officers:

NAME	AGE	POSITION	CLASS OF DIRECTOR	DIRECTOR SINCE
H. Matthew Chambers	60	Chairman, President and Chief Executive Officer	III	2009
Paolo Chiaia	55	Director	II	2010
Patrick Aisher	44	Director	I	2012
Arun Pandey	41	Director	I	2014

Our Certificate of Incorporation provides that our directors are divided into three classes, Class I, Class II and Class III, with each class to have as equal a number of members as reasonably possible. The term of office of the Class II director was set to expire at the annual meeting of stockholders in 2012; however, during 2012, we did not hold an annual meeting of stockholders. The term of office of the Class III directors was set to expire at the annual meeting of stockholders in 2013; however, during 2013, we did not hold an annual meeting of stockholders.  At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are to be elected for a one-year term.  If the number of directors is changed, any increase or decrease will be apportioned among the classes by the Board of Directors so as to maintain the number of directors in each class as nearly equal as is reasonably possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class will hold office for a term that will coincide with the remaining term of that class.  In no case will a decrease in the number of directors shorten the term of any incumbent director, even though such decrease may result in an inequality of the classes until the expiration of such term.  A director will hold office until the annual meeting of stockholders in the year in which his or her term expires and until his or her successor is elected and qualified subject, however, to prior death, resignation, retirement or removal from office.

H. Matthew Chambers has served as President and CEO of our former operating subsidiary, Confederate Motor Company, Inc., since its inception in 1991 until dissolved in 2006, and as our President and CEO since February 12, 2009.  From 1978 until 1991 he was engaged in the practice of law in the areas of real estate and personal injury.  Mr. Chambers won the largest verdict of his career in a police brutality case.  The verdict represented the largest ever granted in the state of Louisiana against a sheriff’s parish agency.  He received his bachelor of arts in business administration from Louisiana State University in 1975, and his juris doctorate degree from LSU in 1978.  He devotes all of his business time to our company.

Paolo Chiaia served as a member of our Board of Directors from February 12, 2009, until August 2009 and became a member again in 2010.  Since 2004, Mr. Chiaia has been the co-founder and CEO of CALIPSO S.p.A., company providing advisory in Financial Risk Management to various types of clients, including Corporates and Local Authorities.

Mr. Chiaia served as a senior executive from 1999 to 2004 at Gruppo Banca Popolare di Bergamo (10th largest Italian Banking Group) where he was in charge of the capital markets activities of the Group. The department deals with securities and derivatives trading, both listed and over the counter, debt capital market, equity capital market, M&A. In 1998 he was head of the sales team covering Italian clients with reference to all financial products: fixed income, foreign exchange, emerging markets and corporate bonds. Since 2004 he has been a member of the board of directors of Finanzattiva Sim (securities broker), BPUPRAMERICA SGR ( an asset management company joint venture between BPU with Prudential), IWBank (major player in online trading), and Centrobanca (in charge for investment banking activities).

From 1993 to 1999 Mr. Chiaia served as a broker at JP Morgan in charge of both Italian and foreign institutional clients. From 1987 to 1993 he worked for Montedison (Italian Chemical Group) in the treasury department in charge of FX and interest rate risk management, both for the holding company and for the Italian and foreign subsidiaries. Mr. Chiaia graduated with top marks from Bocconi University in 1986.

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

Arun Kumar Pandey was appointed as a member of our Board of Directors on March 30, 2014 and Mr. Pandey accepted the appointment on July 11, 2014. From July 2007 to the present, Mr. Pandey has owned and operated Rhiti Sports Management Ltd.

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

The board appointed Mr. Chiaia to provide insight into the Italian market and furnish financial oversight, Mr. Chambers because of his 20+ years of experience in the motorcycle industry, Mr. Aisher to provide his knowledge of luxury brands and branding, and Mr. Pandey to provide new potential connections to enable our company to grow and expand to new markets.

Family Relationships

There are no family relationships between any of our officers or directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2014, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Paolo Chiaia	2	1	0
Arun Pandey	1	0	0
Optimum Solution PTE. LTD	1	1	0
H. Matthew Chambers	1	1	0
RSC Affiliated Businesses, LLC	1	1	0

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.  Our Board of Directors has four directors, but does not have any standing committees.  Our Certificate of Incorporation requires that we have a minimum of five directors and we currently have one vacancy which we intend to fill in 2016.

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

Leadership Structure

Mr. Chambers serves as our Chief Executive Officer and as Chairman of our Board of Directors.  The Board attempts to ensure that thorough, open and honest discussions take place at all Board meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

				All Other
		Salary(1)	Stock Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)
H. Matthew Chambers	2014	180,000	261,250	45,000	486,250
CEO	2013	180,000	-	45,000	225,000

(1)	Mr. Chambers did not receive his full salary and guaranteed bonus per his employment agreement for 2014 or 2013. We have accrued the underpaid base salary and guaranteed bonus in the amount of $67,500 for 2014 and $105,000 for 2013. As of December 31, 2014, $277,500 in total accrued salary and bonus was owed to Mr. Chambers.
(2)	On October 10, 2014, we issued 2,090,000 shares to H. Matthew Chambers for $236,250 in unpaid salary, a 2.5 year extension of his employment agreement, and past director fees.
(3)	See description of annual bonus below.

Employment Agreement

We have entered into an employment agreement with H. Matthew Chambers with an effective date of February 15, 2012.  The term of the employment agreement is five years.  The term will automatically extend in one-year increments unless we notify Mr. Chambers in that year that his employment agreement will not be extended.

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

The employment agreement imposes on Mr. Chambers post-termination non-competition, non-solicitation and confidentiality obligations.  Under the agreement, Mr. Chambers will agree not to compete with our business in the United States, subject to certain limited exceptions, for a period of two years after termination of his employment (provided that the agreement is terminated other than for good reason by the officer or without cause by us).  Mr. Chambers further agreed, for a period of three years after termination of his employment, to refrain from inducing, or attempting to induce, any of our customers or employees to curtail or terminate their relationship or employment with us, as applicable. Mr. Chambers also agreed to maintain the confidentiality of all confidential or proprietary information of our company, and assign any inventions to us that he acquired or developed during his relationship with us.

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

If we terminate Mr. Chambers’ employment without cause, including after a change in control, or if he terminates employment for good reason, he will receive (in addition to items previously accrued):

●	a lump sum cash payment equal to (1) the sum of his then-current annual base salary, plus his then-current guaranteed cash bonus, plus the average annual bonus in recent years (calculated as described below), multiplied by three;
●	instead of a bonus (other than accrued and unpaid guaranteed bonus) for that year, a lump sum cash payment equal to his average annual bonus in recent years (calculated as described below), which, unless the termination occurs within the period beginning on the date of a change in control and ending two years after a change in control, will be prorated to reflect the part of the year completed before termination; and
●	continued health, medical and life insurance coverage for one year.

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

Equity Awards

As of December 31, 2014, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officer.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION

	Stock Awards		Total
Name	($)		($)
Paolo Chaia	96,000	(1)	96,000
Patrick Aisher	48,000	(1)	48,000
Arun Pandey	441,397	(2)	441,397

(1)	On October 10, 2014, we issued 768,000 shares issued to Paolo Chiaia, and 384,000 shares to Patrick Aisher for director fees.
(2)	During 2014, we issued 1,765,588 shares owed to Rhiti Sports Management, a company controlled by Mr. Pandey for services rendered.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of April 15, 2015, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
H. Matthew Chambers 3029 2nd Avenue South Birmingham, AL 35233	6,403,220	(3)	22.06%

Paolo Chiaia 3029 2nd Avenue South Birmingham, AL 35233	975,262		3.36%

Patrick Aisher 3029 2nd Avenue South Birmingham, AL 35233	434,000		1.5%

Arun Pandey 3029 2nd Avenue South Birmingham, AL 35233	1,765,588	(4)	6.08%

Named Executive Officers, Executive Officers and Directors as a Group (Four Persons)	9,578,070		32.99%

Optimum Solution Pte Ltd.(5) 3 RHU CROSS #01-07 COSTA RHU, SINGAPORE 437433	6,234,412		21.48%

Nazir Mohammed Parker(6) Oldenway Limited I Oldenway Limited II Bahrain World Trade Center 37th Floor East Tower Kingdom Bahrain	2,479,826		8.54%

RSC Affiliated Businesses, LLC(7) 3029 2nd Avenue South Birmingham, AL 35233	2,633,220		9.07%

Rhiti Sports Management Ltd(8) 152, White House Church Road, Vasant Kunj New Dehli - 110070	1,765,588		6.08%

Antonio Ignacio Escudero Chavez Temistocles 115-101 Polanco Del. Miguel Hidalgo CP 11550 D.F., México	3,100,000		10.68%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.
(2)	At April 15, 2015, we had 29,029,556 shares outstanding.
(3)	Consists of shares owned by RSC Affiliated Businesses, LLC, a company controlled by Mr. Chambers and for which he has the power to vote and invest the shares.
(4)	Includes 1,765,588 shares held by Rhiti Sports Management Ltd, an entity owned by Mr. Pandey.

(5)	H Matthew Chambers has the voting and investment power over all of these shares.
(6)	Includes 1,239,913 shares held by Oldenway I and 1,239,913 shares held by Oldenway II. Mr. Parker has the voting and investment power over all of these shares.
(7)	This entity shares beneficial ownership of these shares with H. Matthew Chambers and the shares are included with the shares beneficially owned by him above in this table.
(8)	This entity shares beneficial ownership of these shares with Arun Pandey and the shares are included with the shares beneficially owned by him above in this table.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-	$-	0
Equity compensation plans not approved by security holders	-	$-	2,953,000	(1)
Total	-		2,953,000

(1)	We have a 2008 Incentive Plan which permits us to grant option and share awards. The plan has 1,105,000 shares authorized for grants, of which 800,000 shares have been issued. We have a 2014 Stock Incentive Plan which permits us to grant option and share awards. The plan has 4,000,000 shares authorized for grants, of which 1,352,000 shares have been issued.

2008 Incentive Plan

On February 12, 2009, we adopted the 2008 Incentive Plan (the “2008 Plan”). Awards may be made under the 2008 Plan for up to 1,105,000 shares of our common stock. All of our employees, officers and directors, as well as consultants and advisors are eligible to be granted awards under the 2008 Plan. No Awards shall be granted under the 2008 Plan after the expiration of 10 years from the date the 2008 Plan was originally approved, but awards previously granted may extend beyond that date.

2014 Stock Incentive Plan

On October 16, 2014, the Board of Directors of the Company approved the 2014 Stock Incentive Plan (the “2014 Plan”). Awards may be made under the 2014 Plan for up to 4,000,000 shares of our common stock. All of our employees, officers and directors, as well as consultants and advisors are eligible to be granted awards under the 2014 Plan. No Awards shall be granted under the 2014 Plan after the expiration of 10 years from the date the 2014 Plan was approved, but awards previously granted may extend beyond that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 31, 2013, we offered for sale 6,234,412 shares of common stock at $0.1604 per share for gross proceeds of $1,000,000 (the “Offering”). We received a subscription commitment from Optimum Solution PTE. LTD (“Optimum”) for 6,234,412 shares. On January 27, 2014, we received $500,000 pursuant to the subscription agreement with Optimum and issued 3,117,206 shares. On June 11, 2014, we received $250,000 pursuant to the subscription agreement with Optimum.  On October 10, 2014, we received the remaining $250,000 from Optimum and issued to Optimum the remaining 3,117,206 shares. Optimum is a five percent shareholder of the Company.

On February 6, 2014, we approved the consulting agreement dated October 22, 2013 (the “Consulting Agreement”) with Rhiti Sports Management Limited (“Rhiti”) and the issuance of 1,765,588 shares to Rhiti (the “Rhiti Shares”); 882,794 of which were issued upon this approval by the board and the remaining 882,792 were issued upon receipt of the full subscription amount (as disclosed above) from Optimum. Mr. Pandey is a director of Rhiti and is also the controlling shareholder of Rhiti’s parent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firm were as follows:

Fiscal Year	Amount
2014	$48,000
2013	$43,000

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were billed $1,700 for 2014

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Index

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Amended and Restated Certificate of Incorporation	10-K	000-52500	3.1	4/16/13
3.2	Certificate of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Incentive Plan*	8-K	000-52500	10.1	2/12/09
4.2 & 10.2	2014 Stock Incentive Plan*	8-K	000-52500	4.1	10/16/14
4.3	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.4	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.3	Employment Agreement with H. Matthew Chambers*	8-K	000-52500	10.2	2/12/09
10.4	Employment Agreement with H. Matthew Chambers effective February 15, 2012*	10-K	000-52500	3.1	4/16/13
10.5	Terny Settlement Agreement	10-K	000-52500	3.1	4/16/13
10.6	Promissory Note dated September 27, 2012	10-K	000-52500	3.1	4/16/13
10.7	Subscription Agreement dated December 24, 2013 with Optimum Solution Pte. Ltd.	10-K	000-52500	10.7	4/15/14
10.8	Agreement with Rhiti Sports dated October 22, 2013	10-Q	000-52500	10.1	8/14/14
10.9	Sublease Agreement dated October 31, 2013					X
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: April 15, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Jay Etheridge
Jay Etheridge, Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Matthew Chambers
H. Matthew Chambers	Director & Chief Executive Officer (Principal Executive Officer)	April 15, 2015

/s/ Paolo Chiaia
Paolo Chiaia	Director	April 15, 2015

/s/ Patrick Aisher
Patrick Aisher	Director	April 15, 2015

Arun Pandey	Director	April 15, 2015

