Form 10-Q
period 2015-03-31
Confederate Motors, Inc.
filed 2015-05-20
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2015: 25,929,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q

March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$20,199	$91,847
Other Receivables	3,793	3,793
Inventory	663,419	647,014
Prepaid inventory	232,128	200,259
Prepaid expenses	4,714	5,138
Total current assets	924,253	948,051

Property and equipment, net	75,811	37,917

Total assets	$1,000,064	$985,968

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$186,213	$240,830
Accrued interest payable	7,502	7,502
Accrued salaries	118,500	98,500
Accrued payroll tax liability	78,394	78,394
Notes Payable – short Term – related parties	37,777	37,777
Deferred revenue	713,835	651,636
Warranty reserve	943	1,438
Other accrued expenses	24,653	36,214
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	210,000	210,000
Settlement Payable	150,000	160,000
Total current liabilities	1,703,317	1,697,791
Long term liabilities
Vehicle Note	40,910	-
Total Liabilities	1,744,227	1,697,791

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding in 2014 and 2013	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 25,929,556 shares outstanding March 31, 2015 and 25,629,556 shares outstanding December 31, 2014.	25,929	25,629
Additional paid-in capital	11,862,150	11,787,450
Stock Subscribed	500,000	525,000
Subscriptions Receivable	(113,238)	(113,238)
Accumulated deficit	(12,705,213)	(12,622,714)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(744,163)	(711,823)
Total liabilities and stockholders’ deficit	$1,000,064	$985,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Sales	$513,514	$349,474

Cost of goods sold	(319,709)	(239,628)

Gross profit	193,805	109,846

Operating Expenses
Research and Development	24,947	45,823
Selling, general and administrative expenses	256,198	193,976
Total operating expenses	281,145	239,799

Loss from operations	(87,340)	(129,953)

Other income (expense)
Other income	5,000	66,465
Interest (expense)	-	401
Total other income (expense)	5,000	66,866

Net income (loss) before income taxes	(82,340)	(63,087)
Income tax expense	-	-
Net income (loss)	$(82,340)	$(63,087)

Net income (loss) before income taxes per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	25,722,333	15,745,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Operating activities
Net income (loss)	$(82,340)	$(63,087)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
AR / Other Receivables	-	(67,940)
Depreciation	5,016	344
Change in operating assets and liabilities
Inventory	(16,405)	(2,223)
Prepaid inventory	(31,869)	(83,497)
Prepaid expenses	424	1,581
Notes Receivable	-	(1,901)
Accounts payable	(54,617)	(20,509)
Accrued Salaries	20,000	-
Accrued payroll tax liability	-	(6,400)
Other accrued expenses	(11,561)	2,673
Deferred revenue	62,199	35,430
Warranty Reserve	(495)	-

Net cash provided (used) by operating activities	(109,648)	(205,529)

Investing activities
Leasehold Improvements – Construction in Progress	-	(554)
Equipment – Construction in Progress	-	(10,666)

Net cash provided (used) by investing activities	-	(11,220)

Financing activities
Payments on vehicle note payable	(2,000)	-
Payments on litigation settlement	(10,000)	-
Proceeds from issuance of stock	50,000	500,000
Net cash provided (used) by financing activities	38,000	500,000

Net increase (decrease) in cash and cash equivalents	(71,648)	283,251

Cash and cash equivalents at the beginning of period	91,847	3,113

Cash and cash equivalents at end of period	$20,199	$286,364

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Property and equipment acquired with note payable	$42,910	$-
Payable to be settled in stock	$-	$180,000
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc., including its wholly-owned subsidiaries (the “Company”), is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the X132 Hellcat Speedster) and two preproduction models (the P51 Combat Fighter and the Wraith Tandem Lusso). The X132 Hellcat model started production in January 2012. The P51 Fighter Combat is scheduled to begin production in July 2015 with the formal launch occurring July 4, 2015. The Confederate Brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013.  The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

	3/31/2015	12/31/2014
Parts	$485,300	$415,388
Work in process	129,335	30,727
Motorcycle finished goods	-	149,904
Trade In Models	30,000	30,000
Apparel inventory	18,873	20,995
Total Inventory	$663,508	$647,014

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and include expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, five years; furniture and fixtures, three to five years; equipment, three to five years.

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet. Deferred revenue was $713,835 at March 31, 2015 and $651,636 at December 31, 2014.

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

The Company did not have any potential common stock equivalents at March 31, 2015 except $210,000 issuable to Matt Chambers which will be satisfied with 1,680,000 shares of stock.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended March 31, 2015 and 2014, advertising expense was $1,060 and $2,319 respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $24,947 and $45,823 for the quarters ended March 31, 2015 and 2014, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity.

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

There are no fair value measurements as of March 31, 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2015	2014
Vehicles	$81,437	$36,628
Furniture and fixtures	11,734	11,734
Equipment	92,407	92,407
Leasehold improvements	25,827	25,827
	211,405	166,596
Less accumulated depreciation	(135,593)	(130,577)
CIP - Auto	-	1,898
	$75,812	$37,917

NOTE 3 – NOTES PAYABLE

Notes payable consisted of:

A note in the amount of $37,777 is owed to Matthew Chambers, the Company’s principal executive officer and a director. The funds were used to initiate the settlement with former designer Pierre Tereblanche in the amount of $25,000 the remaining $12,777 was used to fund inventory requirements for production.

On January 5, 2015 the Company financed a Ford T250 van with Ford Motor Credit. The note bears a rate of approximately 1.9% and consists of 48 monthly payments of $927.62.

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, the Company’s Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  The Company received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid.  The balance of the subscription amount is currently due and payable from one investor.

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

On November 21, 2014, the Board of Directors approved a non-public unit offering. As part of the offering, the Company is authorized to issue up to 8,000,000 units in four unit classes. Each A unit (the “A Unit”) costs $25,000 per A Unit. Each B unit (the “B Unit”) costs $50,000 per B Unit. Each C unit (the “C Unit”) costs $75,000 per C Unit. Each D unit (the “D Unit”) costs $100,000 per D Unit. Each unit consists of 100,000 shares of our common stock. A Unit shares are priced at $0.25 per share. B Unit shares are priced at $0.50 per share. C Unit shares are priced at $0.75 per share. D Unit shares are priced at $1.00 per share.

During the first quarter of 2015, the Company sold two A Units to one investor.

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

The 105,000 warrants expired on January 20, 2014 and there are no outstanding or exercisable warrants as of March 31, 2015 and March 31, 2014 respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  There is no formal contract between the Company and Pamela Miller.  Her compensation was $14,200 and $15,000 for the three months ended March 31, 2015 and 2014, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

According to the terms of the July 2014 Stock Purchase Agreement, on October 10, 2014, the Company issued 768,000 shares to Paolo Chiaia, and 384,000 shares to Patrick Aisher for director fees. At the same time the Company issued 1,765,588 shares owed to Rhiti Sports Management, a company controlled by Arun Pandey.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013, $25,000 to Mr. Terny’s designee on November 25, 2013, and $40,000 to Mr. Terny’s designee on October 14, 2014. One payment of $10,000 was made in the first quarter 2015.  As of the date of this report the Company still has a balance due of $150,000 recorded in the books.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Second Legal Action – South Coast Solar v. Delta Staff Leasing et al

The Company incurred several onetime expenses in 2014 related to Hurricane Katrina. The Company lost its ability to manufacture for six months or more. The City of New Orleans solicited the Company and closed a $750,000 loan with the Company. Subsequently, the city refused to pay out the proceeds of the loan. The Company sued to recover its considerable damages. However, the Company did not prevail at the trial court level. The case is currently on appeal. The Company incurred $68,402 in legal and related fees.

The Company settled with South Coast Solar for $24,000 and Delta Staff Leasing for $61,000. The total of the two settlements is $85,000. The Company owed $5,000 as of March 31, 2015.

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

Rent expense under the operating lease totaled $21,603 and $21,179 respectively for the quarter ended March 31, 2015 and 2014. Future minimum payments due under the operating lease agreements are as follows:

Future minimum lease payments

April through December 2015	$65,097
2016	$88,434
2017	$90,204
2018	$92,006
2019	$93,824
2020	$95,700
Thereafter	$281,546
$828,414

Liquidity

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the motorcycle operations will continue to be primarily funded through the sale of equity until operations are sustainable through cash flows generated by operations.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2015-07 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

At March 31, 2015, the Company did not have monies in bank accounts exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 10 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 11 – SUBSEQUENT EVENTS

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013. The Company received subscriptions from three investors, including H. Matthew Chambers, the Company’s Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share. On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares. The Company received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid. On April 7, 2015, the Company agreed to an amendment to the subscription agreement with one investor from whom the outstanding balance had not been received. Pursuant to the amendment, the subscription amount was reduced to $387,500 for a total of 3,100,000 shares. Subsequent to the amendment, the Company received the full subscription and the investor received 3,100,000 shares.

On May 13, 2015, the Company paid the final settlement payment of $5,000 to finalize the Delta Staff Leasing, LLC v South Coast Solar, LLC matter.

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

Our ability to sell motorcycles and related products and services and to meet our financial expectations also depends on the ability of our independent distributors to sell our motorcycles and related products and services to retail customers. We depend on the capability and financial capacity of its independent distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from us.

In addition, our independent distributors may experience difficulties in operating their businesses and selling our products.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company”, “CM” and “our company” refer to Confederate Motors, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. We currently manufacture the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for the quarterly period ended March 31, 2015 was $513,317 compared to $109,846 for the quarterly period ended March 31, 2014. Net revenue is higher due to bike deliveries for the quarter. Net loss for the quarter ended March 31, 2015 was $82,470 compared to a net loss of $63,087 for the quarter ended March 31, 2014. Net loss was greater due to increased professional fees and legal matters.

Cash flow from operating activities was $(124,664) for the three months ended March 31, 2015 compared to $(205,528) for the three months ended March 31, 2014. Net cash flow required by investing activities was $(37,895) and $11,220 for the three months ended March 31, 2015 and 2014, respectively. Net cash flow from financing activities was $90,910 and $500,000 for the three months ended March 31, 2015 and 2014, respectively.

We believe that the near-term global economic environment is improving for our business. We are optimistic about our long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2015 was spent on liquidating the remaining Hellcat Speedsters and preparing for inventory growth for the P51 Fighter.

Cost of Goods Sold

Cost of goods sold was $319,642 for the quarterly period ended March 31, 2015 compared to $239,628 for the quarterly period ended March 31, 2014.  Cost of goods sold was higher mainly due to increased production of motorcycles.

Gross Profit

Gross profit was $193,675 for the quarterly period ended March 31, 2015, compared to $20,136 for the quarterly period ended March 31, 2014. Gross profit as a percentage of revenue was 38% and 31% for the quarterly periods ended March 31, 2015 and 2014, respectively.  Gross profit was higher due to increased production on the remaining X132 Hellcat Speedster models.

Operating Expenses

Selling, General and Administrative Expenses

SG and A expenses were $256,198 for the quarterly period ended March 31, 2015, compared to $193,976 in 2014.

Research and Development Costs

Research and development costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $24,947 and $45,823 for the quarters ended March 31, 2015 and 2014, respectively.

Results of Operations for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014

	Quarter ended
	March 31,	March 31,
(in whole dollars)	2015	2014
Revenue from motorcycles & related products	$513,317	$349,474
Gross Profit	$193,675	$109,628
Operating Expense	$281,145	$239,799
Other Income (Expense)	$5,000	$66,866
Net Income (Loss)	$(82,470)	$(63,087)
Earnings (Loss) per Share	$(0.00)	$(0.00)

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

Strengthen our Distribution Network

We believe our U.S. sales deployment strategy will create the most proximate relationship between our target client and our Confederate team. We intend to open a small servicing center, retail environment, and design boutique in a large metropolitan market but no definitive plans have been made. This facility, if opened, would serve as a template for expansion as demand for our motorcycles increases.

Develop our Internet Business

As our current and only web presence, www.confederate.com, encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 21,644 per month in 2015. Management believes these statistics point to an improvement in quality and relevance of referrals to our site. Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Liquidity and Capital Resources

At March 31, 2015, we had cash of $20,199.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

As disclosed in Note 11 of our financial statements, management has evaluated our ability to continue as a going concern. The following considerations suggest that we will continue in business for the foreseeable future. We have debt obligations, as set forth below, and we are currently not engaged in any discussions that could result in additional borrowings.

At March 31, 2015, we owed a remaining balance of $160,000 in the Settlement Agreement with Mr. Terny. Although delinquent, we continue to make payments as funding becomes available.

At March 31, 2015, we had a remaining registration rights’ liability of $175,500. We have received no demands for repayment of this penalty. In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At March 31, 2015, the Company maintained a backlog of orders represented by deferred revenue totaling $713,835. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped. The Company has the needed inventory to begin relieving these funds as revenue; however, P51 Fighter prepayments are currently being accepted increasing our deferred revenue.

Additionally, management is planning diligently in an effort to begin producing two P51 Fighters per week beginning in July 2014. We expect to produce up to 60 motorcycles this year which would represent approximately $1.5 million in gross profit.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2015-08 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2013, we completed a prior nonpublic offering of our common stock commenced on or about February 22, 2013. We received subscriptions from three investors representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share. On July 25, 2013, we retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares. We received subscription payments of $486,761.50, with a balance of $113,238.50 remaining unpaid. On April 7, 2015, we agreed to an amendment to the subscription agreement with one investor from whom the outstanding balance remained unpaid. Pursuant to the amendment, the subscription amount was reduced to $387,500 for a total of 3,100,000 shares. Subsequent to the amendment, we received the full subscription and the investor received 3,100,000 shares. The securities above were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The investor was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated by the Commission. The investor delivered appropriate investment representations with respect to the transaction and consented to the imposition of restrictive legends upon the share certificate representing the securities. The investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No selling commissions or other remuneration was paid in connection with the sale of the securities.

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

CONFEDERATE MOTORS, INC.

Date: May 20, 2015	By:
H. Matthew Chambers, CEO Principal Executive Officer

Date: May 20, 2015	By:
Jay Etheridge, Controller Principal Financial Officer

