Form 10-Q/A
period 2015-03-31
Confederate Motors, Inc.
filed 2015-05-20
CIK 1346346

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

EXPLANATORY NOTE

On May 20, 2015, Confederate Motors, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Original Form 10-Q”). The Original Form 10-Q was inadvertently and prematurely filed by the EDGAR agent without authorization from the Company. The purpose of this first amendment to the Original 10-Q is to insert electronic signatures to the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Form 10-Q. In addition, under Note 6 to the financial statements, the total amount of future lease payments was amended. Lastly, the date under the heading “Changes in Internal Control Over Financial Reporting” of Part I, Item 4 was changed to March 31, 2015.

This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as noted above.

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
$806,811

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONFEDERATE MOTORS, INC.

Date: May 20, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: May 20, 2015	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer

