Form 10-Q
period 2015-06-30
Confederate Motors, Inc.
filed 2015-08-19
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2015: 29,229,556 shares of Common Stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q

June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$127,928	$91,847
Other receivables	4,054	3,793
Inventory	567,484	647,014
Prepaid inventory	47,385	200,259
Prepaid expenses	105,770	5,138
Total current assets	852,621	948,051

Property and equipment, net	70,796	37,917

Total assets	$923,417	$985,968

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$185,135	$240,830
Accrued interest payable	7,502	7,502
Accrued salaries	140,250	98,500
Accrued payroll tax liability	74,794	78,394
Notes Payable – short term – related parties	37,777	37,777
Deferred revenue	713,560	651,636
Warranty reserve	2,365	1,438
Other accrued expenses	44,610	36,214
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	210,000	210,000
Settlement payable	120,000	160,000
Current portion of notes payable	11,664	-
Total current liabilities	1,723,157	1,697,791
Long term liabilities
Note payable	26,608	-
Total Liabilities	1,749,765	1,697,791

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 29,229,556 shares outstanding as of June 30, 2015 and 25,629,556 shares outstanding as of December 31, 2014	29,229	25,629
Additional paid-in capital	12,296,350	11,787,450
Stock Subscribed	-	525,000
Subscriptions Receivable	-	(113,238)
Accumulated deficit	(12,837,977)	(12,622,714)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(826,348)	(711,823)
Total liabilities and stockholders’ deficit	$923,417	$985,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Sales	$511,732	$589,044	$1,025,245	$938,518

Cost of goods sold	(331,144)	(307,372)	(650,852)	(496,736)

Gross profit	180,588	281,672	374,393	441,782

Operating Expenses
Research and Development	30,703	76,004	55,650	126,072
Selling, general and administrative expenses	282,838	283,695	538,977	468,194

Loss from operations	(132,953)	(78,027)	(220,234)	(152,484)

Other income	-	49,200	5,000	115,665
Interest (income / expense)	29	213	(29)	613
	29	49,413	4,971	116,278

Net income (loss)	$(132,924)	$(28,614)	$(215,263)	$(36,206)

Net income (loss) per common share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding
Basic	28,754,000	16,704,762	27,244,556	16,215,844
Diluted	28,754,000	16,704,762	27,244,556	16,215,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Operating activities
Net income (loss)	$(215,263)	$(36,206)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	10,031	688
Change in operating assets and liabilities
A/R Other Receivables	(261)	(107,867)
Inventory	79,530	(302,406)
Prepaid inventory	(47,385)	(109,382)
Prepaid expenses	99,627	1,014
Notes Receivable	–	(3,614)
Accounts payable	(55,695)	62,783
Accrued payroll	41,750	32,500
Accrued payroll tax liability	(3,600)	(11,200)
Other accrued expenses	8,396	13,454
Warranty reserve	927	–
Deferred revenue	61,924	(102,737)
Deferred sales commission and royalty	–	(30,000)

Net cash provided (used) by operating activities	(20,019)	(592,973)

Investing activities
Purchase of property and Equipment	–	(12,420)

Net cash provided (used) by investing activities	–	(12,420)

Financing activities
Repayment of notes payable	(4,638)	–
Payments on litigation settlements	(40,000)	–
Proceeds from issuance of stock	100,738	750,000
Net cash provided (used) by financing activities	56,100	750,000

Net increase (decrease) in cash and cash equivalents	36,081	(144,607)

Cash and cash equivalents at the beginning of period	91,847	3,113

Cash and cash equivalents at end of period	$127,928	$147,720

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Stock issued to retire payable	$42,910	$–
Payable to be settled in stock	–	210,000
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc., a Delaware corporation, including its wholly-owned subsidiaries (the “Company”), is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model (the X132 Hellcat Speedster) and one preproduction model (the P51 Combat Fighter). The X132 Hellcat model started production in January 2012. The P51 Fighter Combat is scheduled to begin production in September 2015 with the formal launch occurring August 2015. The Confederate brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013.  The interim results for the period ended June 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

Principles of Consolidation

The consolidated financial statements include Confederate Motors, Inc., a Delaware corporation, Confederate Acquisitions Corp., a Delaware corporation (Inactive), Confederate Garage, LLC, a Louisiana limited liability company, and Moto Confederacy, LLC a Louisiana limited liability company. All intercompany accounts have been eliminated in consolidation.

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

	6/30/2015	12/31/2014
Parts	$362,905	$415,388
Work in process	112,381	30,727
Motorcycle finished goods	77,504	149,904
Trade In Models	-	30,000
Apparel inventory	14,694	20,995
Total Inventory	$567,484	$647,014

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. Advance payments from customers are typically required to secure the order and are shown as deferred revenue in the accompanying balance sheets and are non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet. Deferred revenue was $713,560 at June 30, 2015 and $651,636 at December 31, 2014.

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

The Company did not have any potential common stock equivalents at June 30, 2015 except $210,000 issuable to Matt Chambers which will be satisfied with 1,680,000 shares of stock.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2015, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended June 30, 2015 and 2014, advertising expense was $15,414 and $28,948, respectively. Year-to-date advertising expense totaled $16,474 and $31,267 for 2015 and 2014, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $30,703 and $76,004 for the quarters ended June 30, 2015 and 2014, respectively. Year-to-date R&D expense totaled $55,650 and $126,072 for 2015 and 2014, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity.

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

There are no fair value measurements as of June 30, 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2015	2014
Vehicles	$81,436	$36,628
Furniture and fixtures	11,734	11,734
Equipment	92,407	92,407
Leasehold improvements	25,827	25,827
CIP - Auto	-	(1,898)

Less accumulated depreciation	(140,608)	(130,577)
	$70,796	$37,917

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of Common Stock

On May 31, 2013, the Company completed a prior nonpublic offering of its common stock commenced on or about February 22, 2013.  The Company received subscriptions from three investors, including H. Matthew Chambers, the Company’s Chief Executive Officer and a director, for $810,000 representing a total of 3,240,000 shares issuable at the original offering price of $0.25 per share.  On July 25, 2013, the Board retroactively reduced the purchase price in this offering to $0.125 per share for a total of 6,480,000 shares.  The Company received subscription payments of $486,762, with a balance of $113,239 remaining unpaid by one investor.  On April 7, 2015, the Company agreed to an amendment to the subscription agreement with one investor from whom the outstanding balance had not been received. Pursuant to the amendment, the subscription amount was reduced to $387,500 for a total of 3,100,000 shares. Subsequent to the amendment, the Company received the full subscription and the investor received 3,100,000 shares.

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

During the first quarter of 2015, the Company sold two A Units to one investor. Two additional A Units were sold to one investor during the second quarter of 2015.

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

The 105,000 warrants expired on January 20, 2014 and there are no outstanding or exercisable warrants as of June 30, 2015 and June 30, 2014 respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman, CEO), handles patent and trade name filings/renewals and administrative support for the Company.  Ms. Miller also serves as the Company’s secretary. There is no formal contract between the Company and Pamela Miller.  Her compensation was $12,600 and $12,000 for the three months ended June 31, 2015 and 2014, respectively.  Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and the corporate credit card.

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

NOTE 6 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Contingencies and Uncertainties

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. With the exception of the lawsuits discussed in more detail below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013, $25,000 to Mr. Terny’s designee on November 25, 2013, and $40,000 to Mr. Terny’s designee on October 14, 2014. One payment of $10,000 was made in the first quarter 2015 and an additional $30,000 was paid during the second quarter of 2015.  As of the date of this report the Company still has recorded a balance payable to Mr. Terny of $120,000.

The Company’s basis in the treasury shares is $313,950.  The Company used the market value on November 26, 2012, the date of settlement, to value the shares.

Second Legal Action – South Coast Solar v. Delta Staff Leasing et al

The Company incurred several one-time expenses in 2014 related to Hurricane Katrina. The Company lost its ability to manufacture for six months or more. The City of New Orleans solicited the Company and closed a $750,000 loan with the Company. Subsequently, the city refused to pay out the proceeds of the loan. The Company commenced legal action to recover its considerable damages; however, the Company did not prevail at the trial court level. The case is currently on appeal. The Company incurred $68,402 in legal and related fees.

The Company settled with South Coast Solar for $24,000 and Delta Staff Leasing for $61,000. The total of the two settlements was $85,000, which has been paid in full.

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

Rent expense under the new operating lease totaled $21,603 for the quarter ended June 30, 2015 and $21,179 for the quarter ended June 30, 2014. Future minimum payments due under the operating lease agreements are as follows:

July 1 through June 30, 2016	$87,562
Future minimum lease payments
July - June
2016-2017	89,314
2017-2018	91,100
2018-2019	92,922
2019-2020	94,780
2020-2021	96,676
Remaining	232,939
$785,293

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2015-12 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

At June 30, 2015, the Company had funds in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 10 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 11 – SUBSEQUENT EVENTS

Confederate Motors, Inc. v. Francois-Xavier Terny, et al. – The Company paid an additional $10,000 to Mr. Terny’s lawyers on July 1, 2015 and an additional $10,000 on August 7, 2015. As of August 14, 2015 the Company has a balance of $100,000 due Mr. Terny.

On July 24, 2015, the Board of Directors of Confederate Motors, Inc., a Delaware corporation (the “Company”), appointed Pamela Miller to serve as a class I director effective as of the date of her acceptance and, on July 24, 2015, Ms. Miller accepted the appointment. The term of Ms. Miller’s appointment is until the next annual meeting of shareholders or until her successor is duly elected and qualified. At this time, there are no plans to appoint Ms. Miller to any committees.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company”, “CM” and “our company” refer to Confederate Motors, Inc., a Delaware corporation, and our wholly-owned subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (651+cc) motorcycles. We currently manufacture the third generation Hellcat (“X132”).

Overview and Outlook

Net revenue for the quarterly period ended June 30, 2015 was $511,732 compared to $589,044 for the quarterly period ended June 30, 2014. Net revenue is lower primarily because the launch of the Speedster was unsuccessful and proper funding was not received to launch and produce the P51 Fighter Combat in a timely manner. Year-to-date net revenue was $1,025,245 compared to $938,518 for the six months ended June 30, 2014. Net loss for the quarter ended June 30, 2015 was $132,924 compared to a net loss of $28,614 for the quarter ended June 30, 2014. Year-to-date net loss was $215,263 compared to net loss of $36,206 for the six months ended June 30, 2014. Net loss was greater due to the late launch of the P51 Combat Fighter.

Cash flow from operating activities was $(20,019) for the six months ended June 30, 2015 compared to $(592,973) for the six months ended June 30, 2014. Net cash flow required by investing activities was $0 and $(12,420) for the six months ended June 30, 2015 and 2014, respectively. Net cash flow from financing activities was $56,100 and $750,000 for the six months ended June 30, 2015 and 2014, respectively.

We believe that the near-term global economic environment is improving for our business. We are optimistic about our long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2015 was spent on liquidating the remaining Hellcat Speedsters and preparing for inventory growth for the P51 Fighter.

Cost of Goods Sold

Cost of goods sold was $331,144 for the quarterly period ended June 30, 2015 compared to $307,372 for the quarterly period ended June 30, 2014. Cost of goods sold was higher mainly due to increased production of motorcycles. Year-to-date cost of goods sold totaled $650,852 for period ended June 30, 2015 compared to $496,736 for the period ended June 30, 2014.

Gross Profit

Gross profit was $180,588 for the quarterly period ended June 30, 2015, compared to $281,672 for the quarterly period ended June 30, 2014. Gross profit as a percentage of revenue was 35% and 48% for the quarterly periods ended June 30, 2015 and 2014, respectively. Year-to-date gross profit was $374,393 and $441,782 for 2015 and 2014, respectively. Year-to-date gross profit as a percentage of revenue was 37% and 47% for 2015 and 2014, respectively. The decrease in percent to revenue is due to fewer bikes being produced while maintaining the same fixed overhead.

Operating Expenses

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses were $282,838 for the quarterly period ended June 30, 2015, compared to $283,695 in 2014. SG&A expenses were $538,977 and $468,194 for the first six months of 2015 and 2014, respectively. The six month increase in SG&A expenses are attributed to higher legal and professional expenses, increased travel expense in an effort to manufacture off site, and general increases in fixed and variable operating overhead expenses.

Research and Development Costs

Research and development (R&D) costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $30,703 and $76,004 for the quarters ended June 30, 2015 and 2014, respectively. Research and development expenditures were $55,650 and $126,072 for the first six months of 2015 and 2014, respectively. R&D costs are expected to elevate as the Company continues to work on the all new fourth generation Hellcat.

Results of Operations for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in whole dollars)	2015	2014	2015	2014
Revenue from motorcycles & related products	$511,732	$589,044	$1,025,245	$938,518
Gross Profit	$180,588	$281,672	$650,852	$441,782
Operating Expense	$313,541	$359,699	$594,627	$594,266
Other Income (Expense)	$29	$49,413	$4,971	$116,278
Net Income (Loss)	$(132,924)	$(28,614)	$(215,263)	$(36,206)
Earnings (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Plan of Operation

Strengthen our Position in our Core Market

We intend to strengthen and grow our niche position in our target market of high net worth customers. To this end we introduced the Hellcat Speedster, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

We intend to develop and introduce new products to appeal to the changing needs of our target clients and to bring new clients to the Confederate brand. Our plans for this year include the launch of a new motorcycle model every three months. We believe we can expand our traditional market niche by combining hot rod street credibility, avant-garde American design and quality hand craftsmanship. We believe that the aesthetics of our new third generation architecture simplified to a slightly more conventional level will both solidify and grow our present target audience and open our Confederate brand to high net worth individuals.

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

Develop our Internet Business

As our current and only web presence, www.confederate.com, encompasses a wealth of information on our brand and products. Activity on our website has increased from approximately 14,000 unique visitors per month in 2005 to approximately 20,919 per month in 2015. Management believes these statistics point to an improvement in quality and relevance of referrals to our site. Going forward, our plan is to spread and better organize and classify information about our products and brand by separating information across a total of three web presences, in order to pull in more web traffic and widen our sales demographic. The goal of this diversification is not just intended to increase motorcycle sales but specifically to create an entirely new revenue stream in apparel, parts, and accessory sales.

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

Media

We do not invest substantially in paid advertising. Several times each year we receive requests to utilize our iconic motorcycles in media which provide an opportunity to be viewed by large numbers of people. The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”. Most recently our brand will be featured in an upcoming Warner Brothers movie and the AMC hit series, “The Walking Dead.”

Historically, we have been forced to decline many offers to feature our products in this way because of our physical location. The time and expense of moving a motorcycle from Birmingham to Los Angles for filming has been an obstacle. We plan to address this by placing a sales and PR office at one of our service center locations in Los Angeles. In this manner we can efficiently respond to all the many media requests we regularly receive. We plan to focus our PR effort in Los Angeles. It is full of high net worth and image conscious consumers. It enjoys a rich motorcycling culture. It is home to some of our most recognizable clientele.

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

Our minimalist industrial designs utilize aircraft grade billet aluminum throughout as a core competency and competitive advantage. We are in negotiations with a 3D printing pioneer and global CNC enterprise who can turn around our approximate 150 CNC parts per design from Solidworks file to our shop in kit form as one part in four weeks. They have over 70 programmers on staff. We believe this tier one chassis vendor, joined with S&S, our tier one engine vendor, provides us true rheostatic manufacturing growth capability.

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection.

Off-site Manufacture

As the Confederate Motors brand grows, we anticipate interest from individuals who cannot readily afford a truly uncompromised best of the best motorcycle. However, we believe the excellence of our evolving design form language and reputation as the purveyor of the world’s finest motorcycles will be leveraged through offsite manufacture.

We plan to bifurcate our offerings. Our traditional, billet based products will be designated “Confederate Solid”. These examples we plan to hand craft in house. We plan to introduce “Confederate Cast” as an additional range of products, remaining true to our distinctive form language, while taking full advantage of industrialized scaled-up manufacturing. We believe these products provide us the opportunity to serve multiple market segments without diluting the image of our Confederate Solid series and without heavy capital investment in plant, equipment, and human resources. Our plan is to manufacture Confederate Cast products offsite in India, China, and/or Mexico. These opportunities may be developed as a joint venture, or, potentially through licensing and / or royalty agreements.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $127,928.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital to fund continued operations. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

As disclosed in Note 10 of our financial statements, management has evaluated our ability to continue as a going concern. The following considerations suggest that we will continue in business for the foreseeable future. We have debt obligations, as set forth below, and we are currently not engaged in any discussions that could result in additional borrowings.

At June 30, 2015, we owed a remaining balance of $120,000 in the Settlement Agreement with Mr. Terny. Although delinquent, we continue to make payments as funding becomes available.

At June 30, 2015, we had a remaining registration rights’ liability of $175,500. We have received no demands for repayment of this penalty. In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At June 30, 2015, we maintained a backlog of orders represented by deferred revenue totaling $713,560. This account is a revolving account with funding added as new orders are placed and relieved to revenue as motorcycles are shipped. We have the needed inventory to begin relieving these funds as revenue; however, P51 Fighter prepayments are currently being accepted, increasing our deferred revenue.

Additionally, management is planning diligently in an effort to begin producing two P51 Fighters per week beginning in September 2015. We expect to produce up to 60 motorcycles this year which would represent approximately $1.5 million in gross profit.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2015-12 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to us or their effect on the financial statements would not have been significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, H. Matthew Chambers, and our principal financial officer, Jay Etheridge, have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2015, we sold two A Units to Azwan Bin Hohd Noor Ariffin.

The securities above were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(c) promulgated thereunder, as a transaction by an issuer not involving any public offering. The investor was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated by the Commission.  The investor delivered appropriate investment representations and certification of status as an accredited investor with respect to the transaction and consented to the imposition of restrictive legends upon the share certificate representing the securities.  The investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions or other remuneration was paid in connection with the sale of the securities.

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

CONFEDERATE MOTORS, INC.

Date: August 19, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: August 19, 2015	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer

