Form 10-K/A
period 2014-12-31
Confederate Motors, Inc.
filed 2015-11-20
CIK 1346346

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $2,357,618.

The number of shares outstanding of the registrant’s common stock on April 15, 2015, was 29,029,556.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend Item 9A, CONTROLS AND PROCEDURES.

Item 9A, CONTROLS AND PROCEDURES, has been amended to revise the “Disclosure Controls and Procedures” section to disclose that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on April 16, 2015. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial and accounting officer are also being filed as exhibits to this Amendment.

2

3

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, H. Matthew Chambers, and our principal financial officer, Jay Etheridge, have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

4

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

5

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated February 12, 2009	8-K	000-52500	2.1	2/12/09
3.1	Amended and Restated Certificate of Incorporation	10-K	000-52500	3.1	4/16/13
3.2	Certificate of Merger filed March 13, 2009	10-K	000-52500	3.2	4/1/11
3.3	Bylaws	10-K	000-52500	3.3	4/1/11
4.1 & 10.1	2008 Incentive Plan*	8-K	000-52500	10.1	2/12/09
4.2 & 10.2	2014 Stock Incentive Plan*	8-K	000-52500	4.1	10/16/14
4.3	Securities Purchase Agreement dated January 30, 2009	8-K	000-52500	4.1	2/12/09
4.4	Registration Rights Agreement dated February 12, 2009	8-K	000-52500	4.2	2/12/09
10.3	Employment Agreement with H. Matthew Chambers*	8-K	000-52500	10.2	2/12/09
10.4	Employment Agreement with H. Matthew Chambers effective February 15, 2012*	10-K	000-52500	3.1	4/16/13
10.5	Terny Settlement Agreement	10-K	000-52500	3.1	4/16/13
10.6	Promissory Note dated September 27, 2012	10-K	000-52500	3.1	4/16/13
10.7	Subscription Agreement dated December 24, 2013 with Optimum Solution Pte. Ltd.	10-K	000-52500	10.7	4/15/14
10.8	Agreement with Rhiti Sports dated October 22, 2013	10-Q	000-52500	10.1	8/14/14
10.9	Sublease Agreement dated October 31, 2013	10-K	000-52500	10.9	4/16/15
14.1	Code of Ethics	8-K	000-52500	14.1	2/12/09
21.1	List of Subsidiaries	10-K	000-52500	21.1	4/16/15
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer	10-K	000-52500	32.1	4/16/15
32.2	Section 1350 Certification of Principal Financial Officer	10-K	000-52500	32.2	4/16/15
101.INS	XBRL Instance Document	10-K	000-52500	101.INS	4/16/15
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-52500	101.SCH	4/16/15
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-52500	101.CAL	4/16/15
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-52500	101.DEF	4/16/15
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-52500	101.LAB	4/16/15
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-52500	101.PRE	4/16/15

* Management contract on compensatory plan or arrangement required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Confederate Motors, Inc.

Date: November 20, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, Chief Executive Officer

7