Form 10-Q/A
period 2015-03-31
Confederate Motors, Inc.
filed 2015-11-20
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

EXPLANATORY NOTE

On May 20, 2015, Confederate Motors, Inc., a Delaware corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Original Form 10-Q”). The Original Form 10-Q was inadvertently and prematurely filed by the EDGAR agent without authorization from the Company. On May 20, 2015, the Company filed the first amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to insert electronic signatures to the signature page and to file Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Form 10-Q. In addition, under Note 6 to the financial statements, the total amount of future lease payments was amended. Lastly, the date under the heading “Changes in Internal Control Over Financial Reporting” of Part I, Item 4 was changed to March 31, 2015.

The purpose of this second amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 is to amend ITEM 4. CONTROLS AND PROCEDURES.

ITEM 4. CONTROLS AND PROCEDURES, has been amended to revise the “Changes in Internal Control Over Financial Reporting” section to disclose changes in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Amendment No. 2 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the Original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q on May 20, 2015. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial and accounting officer are also being filed as exhibits to this Amendment.

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

Changes in Internal Control Over Financial Reporting

The following were changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	Resolutions of the board of directors are promptly recorded and furnished in meeting minutes and meeting minutes are disseminated to and approved by the board of directors . Senior management receives a copy of the minutes as formal documentation. Senior management has the responsibility of informing the rest of the company of board actions.
●	The Company has installed new accounting software with tighter security.
●	The Company has added one additional office person.
●	As a smaller reporting company with limited resources we are not able to employ additional personnel solely dedicated to optimizing segregation of duties; however, to achieve the same level of segregation, duties are segregated amongst the current staff, an independent contractor, and our independent information technology professional.
●	The Company continues to revise all corporate policies and procedures, as needed.
●	The Company has a full board of directors as prescribed in the Certificate of Incorporation.

ITEM 6. EXHIBITS

31.1	Rule 13a-14 Certification by Principal Executive Officer
31.2	Rule 13a-14 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONFEDERATE MOTORS, INC.

Date: November 20, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

4