Form 10-Q
period 2015-09-30
Confederate Motors, Inc.
filed 2015-11-20
CIK 1346346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2015: 29,479,556 shares of common stock.

CONFEDERATE MOTORS, INC.

FORM 10-Q

September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONFEDERATE MOTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$116,082	$91,847
Other receivables	6,335	3,793
Inventory	346,858	647,014
Prepaid inventory	118,406	200,259
Prepaid expenses	12,382	5,138
Total current assets	600,063	948,051

Property and equipment, net	157,725	37,917

Total assets	$757,788	$985,968

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$166,966	$240,830
Accrued interest payable	7,502	7,502
Accrued salaries	162,000	98,500
Accrued payroll tax liability	69,994	78,394
Notes Payable – short term – related parties	37,777	37,777
Deferred revenue	712,815	651,636
Warranty reserve	1,805	1,438
Other accrued expenses	60,007	36,214
Registration rights liability	175,500	175,500
Payable to be settled in stock – Officer	210,000	210,000
Settlement payable	90,000	160,000
Current portion of notes payable	11,664	-
Total current liabilities	1,706,030	1,697,791
Long term liabilities
Note payable	23,890	-
Total Liabilities	1,729,919	1,697,791

Stockholders' deficit
Preferred Stock, $0.001 par value 20,000,000 shares authorized; -0- shares outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.001 par value 200,000,000 shares authorized; 29,229,556 shares outstanding as of September 30, 2015 and 25,629,556 shares outstanding as of December 31, 2014	29,229	25,629
Additional paid-in capital	12,296,350	11,787,450
Stock Subscribed	-	525,000
Subscriptions Receivable	-	(113,238)
Accumulated deficit	(12,983,761)	(12,622,714)
Treasury Shares	(313,950)	(313,950)
Total stockholders’ deficit	(972,132)	(711,823)
Total liabilities and stockholders’ deficit	$757,788	$985,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales	$475,084	$803,802	$1,500,331	$1,742,320

Cost of goods sold	(310,276)	(492,831)	(961,043)	(989,567)

Gross profit	164,808	310,971	539,288	752,753

Operating Expenses
Research and Development	79,457	79,806	135,107	205,878
Selling, general and administrative expenses	238,699	231,738	777,735	699,932
Total operating expenses	318,156	311,544	912,842	905,810
Loss from operations	(153,348)	(573)	(375,554)	(153,057)

Other income	7,500	1,500	12,500	117,166
Interest (income / expense)	(22)	233	7	846
	7,478	1,733	12,507	118,012

Net income (loss)	$(145,870)	$1,160	$(361,047)	$(35,045)

Net income (loss) per common share
Basic & diluted	$(0.00)	$0.00	$(0.01)	$(0.00)
Weighted average shares outstanding
Basic & diluted	29,229,556	13,587,556	27,941,452	17,504,762

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONFEDERATE MOTORS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Operating activities
Net income (loss)	$(361,047)	$(35,046)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	18,017	2,323
Change in operating assets and liabilities
A/R Other Receivables	(2,542)	(111,181)
Inventory	300,156	(337,307)
Prepaid inventory	81,853	(95,917)
Prepaid expenses	(7,244)	1,769
Notes Receivable	-	(5,347)
Accounts payable	(73,864)	186,885
Accrued payroll	63,500	(10,000)
Accrued payroll tax liability	(8,400)	(16,000)
Other accrued expenses	23,793	-
Warranty reserve	367	39,196
Deferred revenue	61,180	(239,004)
Deferred sales commission and royalty	-	(30,000)

Net cash provided (used) by operating activities	95,768	(649,629)

Investing activities
Purchase of property and Equipment	(94,915)	(12,440)

Net cash provided (used) by investing activities	(94,915)	(12,440)

Financing activities
Repayment of notes payable	(7,355)	-
Payments on litigation settlements	(70,000)	-
Proceeds from issuance of stock	100,738	750,000
Net cash provided (used) by financing activities	23,382	750,000

Net increase (decrease) in cash and cash equivalents	24,235	87,931

Cash and cash equivalents at the beginning of period	91,847	3,113

Cash and cash equivalents at end of period	$116,082	$91,044

Supplemental disclosures of cash flow information:
Non cash investing & financing activities
Property and equipment acquired with note payable	$42,910	$-
Payable to be settled in stock	$-	$210,000
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Confederate Motors, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

Confederate Motors, Inc., a Delaware corporation, including its wholly-owned subsidiaries (the “Company”), is a manufacturer of American handcrafted street motorcycles. The Company currently offers one production model, the P51 Fighter Combat. The previous model, the X132 Hellcat Speedster in no longer in production. The P51 Fighter Combat is scheduled to begin production in October 2015 with the formal launch occurring in August 2015. The Confederate brand was founded in 1991. The Company has been operational since 2003 and is headquartered in Birmingham, Alabama.

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

The unaudited interim financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013.  The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

	9/30/2015	12/31/2014
Parts	$294,698	$415,388
Work in process	-	30,727
Motorcycle finished goods	39,716	149,904
Trade In Models	-	30,000
Apparel inventory	12,444	20,995
Total Inventory	$346,858	$647,014

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

Revenue Recognition

Revenues from the sale of motorcycles and equipment are recognized when products are delivered or shipped. A reservation prepayment from clients is typically required to secure the order and is shown as deferred revenue in the accompanying balance sheet and is non-refundable. The Company recognizes revenue from repair services in the same month the service is provided.  Cash payments received from customers prior to delivery of the motorcycle are recorded as deferred revenue on the balance sheet. Deferred revenue was $712,815 at September 30, 2015 and $651,636 at December 31, 2014. The increase in deferred revenue is due to prepayment reservations for the new P51 Fighter Combat.

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

The Company did not have any potential common stock equivalents at September 30, 2015 except $210,000 issuable to Matt Chambers which will be satisfied with 1,680,000   shares of stock.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2015, the Company did not record any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs relate to the Company’s efforts to promote its products and brands.  Advertising is expensed as incurred.  For the quarters ended September 30, 2015 and 2014, advertising expense was $24,701 and $26,628, respectively. Year-to-date advertising expense totaled $41,177 and $57,895 for 2015 and 2014, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the accompanying statements of operations. Research and development (R&D) costs totaled $79,457 and $79,806 for the quarters ended September 30, 2015 and 2014, respectively. Year-to-date R&D expense totaled $135,107 and $205,878 for 2015 and 2014, respectively. During the third quarter, our production division was directed to work closely with design to optimize the completion of the all new modular powertrain and chassis architecture which will be the core of our production effort for the next seven to ten years.

Shipping and Handling Costs

The Company records shipping and handling costs billed to the customer and shipping and handling expenses in cost of sales.

Fair Value Measurements

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity.

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

There are no fair value measurements as of September 30, 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2015	2014
Vehicles	$81,436	$36,628
Furniture and fixtures	11,734	11,734
Equipment	92,407	92,407
Leasehold improvements	25,827	25,827
Other Fixed Asset	94,915	-
CIP - Auto	-	1,898
	306,319	168,494
Less accumulated depreciation	(148,594)	(130,577)
	$157,725	$37,917

NOTE 3 – NOTES PAYABLE

Notes payable consisted of:

Promissory notes issued in the aggregate amount of $37,777 are owed to Matthew Chambers, the Company’s principal executive officer, and to a director. The funds were applied to working capital.

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

During the first quarter of 2015, the Company sold two A Units to one investor. Two additional A Units were sold to one investor during the second quarter of 2015. The November 2014 approved offering closed on August 31, 2015.

On August 18, 2015, the Board of Directors approved a non-public offering of common stock. The Company is authorized to issue up to 5,000,000 shares at $0.20 per share. Management has elected to accept offers of $5,000 or greater from accredited investors only.

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

The 105,000 warrants expired on January 20, 2014 and there are no outstanding or exercisable warrants as of September 30, 2015 and September 30, 2014 respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Pamela Miller (life partner of Matthew Chambers, Chairman and CEO) is a director and Secretary of the Company. She also handles patent and trade name filings/renewals and administrative support for the Company. There is no formal contract between the Company and Pamela Miller.  Her compensation was $12,600 and $18,000 for the three months ended September 31, 2015 and 2014, respectively.  Her YTD compensation was $39,400 and $45,000, respectively. Additionally, Pamela Miller is the guarantor for the majority of the loans and leases, vendor open accounts and most of the corporate credit cards.

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

According to the terms of the July 2014 Stock Purchase Agreement, on October 10, 2014, the Company issued 768,000 shares to Paolo Chiaia, and 384,000 shares to Patrick Aisher for director fees. At the same time the Company issued 1,765,588 shares owed to Rhiti Sports Management, a company controlled by Arun Pandey, a director.

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

A payment of $275,000 on the settlement with Francois Xavier Terny was due on September 30, 2013. The Company paid $50,000 to Mr. Terny’s designee on July 17, 2013, $25,000 to Mr. Terny’s designee on November 25, 2013, and $40,000 to Mr. Terny’s designee on October 14, 2014. One payment of $10,000 was made in the first quarter 2015 and additional payments of $30,000 were paid during the second and third quarters of 2015.  As of September 30, 2015 the Company still had recorded a balance payable to Mr. Terny of $90,000.

The Company’s basis in the treasury shares is $313,950.  The Company used the fair market value on November 26, 2012, the date of settlement, to value the shares.

Second Legal Action – South Coast Solar v. Delta Staff Leasing et al

The City of New Orleans solicited the Company to relocate to New Orleans and offered to close a $750,000 loan with the Company in order to facilitate the relocation. The City awarded the monies and the loan was approved and closed by the city council.  A condition of disbursement required the Company to execute a lease prior to releasing proceeds. As a result, the Company entered into a lease agreement with Delta Staff Leasing for the lease of a building in New Orleans. Subsequent to entering into the lease agreement, the City of New Orleans refused to pay to the Company the proceeds of the loan. On or about September 2008, Delta Staff Leasing filed a complaint against the Company, amongst others, for the breach of a lease agreement.  The Company believed that entering into the lease agreement was contingent upon the receipt of a loan from the City of New Orleans. As a result, the Company commenced a legal action against the City of New Orleans to recover its considerable damages; however, the Company did not prevail at the trial court level. The case is currently on appeal. The Company incurred $68,402 in legal and related fees. The Company has settled the initial claim against it for a total of $85,000, which has been paid in full.

The Company settled with South Coast Solar for $24,000 and Delta Staff Leasing for $61,000. The total of the two settlements was $85,000, which has been paid in full.

Operating Lease

The Company has a lease for a 24,179 square foot office and warehouse located in Birmingham, Alabama. The lease was executed on October 21, 2013 with commencement on November 1, 2013. The Company is sub-leasing the premise for the term of five years. The monthly base rental was $7,059 for the first year with a 2% increase each year after.

Rent expense under the new operating lease totaled $21,603 for the quarter ended September 30, 2015 and $21,179 for the quarter ended September 30, 2014. Future minimum payments due under the operating lease agreements are as follows:

October 1 through September 30, 2016	$87,995
Future minimum lease payments
October - September
2016-2017	89,754
2017-2018	91,550
2018	7,642
Remaining	-
$276,941

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Various ASU’s up through ASU No. 2015-16 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

At September 30, 2015, the Company had funds in bank accounts not exceeding the federally insured limits.  The Federal Deposit Insurance Corporation (FDIC) insures deposit account balances to at least $250,000 per insured bank.

NOTE 10 – GOING CONCERN

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company paid an additional $10,000 to Mr. Terny’s Designee on October 13, 2015. The balance due after the payment is $80,000 (See Note 6).

On October 9, 2015, pursuant to the Company’s current private offering pursuant to Rule 506(c) of Regulation D, the Company sold 250,000 shares of its common stock for $50,000. As of November 16, 2015, there are 4.75 million shares of common stock available at $0.20 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and related notes thereto presented in this quarterly report on Form 10-Q.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We produce premium, heavyweight (2,600+cc) motorcycles. We currently manufacture the second generation Fighter, the P51 Fighter Combat.

Overview and Outlook

During 2015, we have been dedicated to creation of CX4 architecture for our motorcycles. CX4 architecture represents a lighter, tougher evolution of our class leading, patented, drag racing derived powertrain and powertrain mounting system. We have invested the time, intensity, passion and capital to assure the optimization of the effort. Unfortunately, due to our low capacity, this has come at the expense of CX3 Hellcat production. We feel that, had we not evolved our core design architecture during 2015, we could have achieved our goal of positive cash flow in the first three quarters of 2015.

We believe that the time, effort, and resources dedicated to our CX4 architecture was a beneficial long-term decision and, because of our CX4 architecture, we feel that the Combat Fighter is destined for iconic greatness.

We believe that decision also adds value to our effort going forward for the following three reasons: the powertrain is 40+ pounds lighter, it is an estimated 15% more structurally rigid, and it can be deployed in the form of the Hellcat, Wraith, and Fighter sub-brand for us with approximately 85% modularity relative to one another. This means we can design and create variations of our work in real time and can efficiently hand-craft this diverse body of work harmoniously and simultaneously. The modular architecture has the added benefit of allowing us to have the economics of scale necessary to attract a tier 1 chassis vendor, which we have done. The final and most important benefit is what this transformation means for quality. Because our diverse body of work is fully validated by CX3 and made exactingly to that standard by CX4 less the weight and with the improved chassis structural dynamics and the acute modularity, we believe that the best and finest Confederate motorcycles we can hand-craft lie ahead.

Net revenue for the quarterly period ended September 30, 2015 was $475,084 compared with $803,802 for the quarterly period ended September 30, 2014. Year-to-date net revenue was $1,500,331 compared with $1,742,320 for the nine months ended September 30, 2014. Lower revenue is due to management’s decision to focus our attention on the new CX4 architecture, which will be the core of our production effort for the next 7-10 years. Net loss for the quarter ended September 30, 2015 was $145,870 compared with a net income of $1,160 for the quarter ended September 30, 2014. Year-to-date net loss was $369,112 compared with net loss of $35,046 for the nine months ended September 30, 2014. The net loss for the most recent quarter end and the increased net loss for the most recent nine-month period was a result of management’s focus on completing and launching the CX4 architecture.

Cash flow from operating activities was $95,767 for the nine months ended September 30, 2015 compared with $(649,629) for the nine months ended September 30, 2014. Net cash flow required by investing activities was $(94,915) and $(12,440) for the nine months ended September 30, 2015 and 2014, respectively. Net cash flow from financing activities was $23,383 and $750,000 for the nine months ended September 30, 2015 and 2014, respectively. These variations in cash flow for the current quarterly and nine month periods compared with the prior year periods were a result of management’s push to operate more efficiently

We believe that the near-term global economic environment is improving for our business. We are optimistic about our long-term business prospects and plans to continue to expand production and global distribution. The operational focus for the first quarter 2015 was spent on liquidating the remaining Hellcat Speedsters and preparing for inventory growth for the P51 Fighter. The second quarter focus was on finalizing the basic design of the P51 Fighter Combat and ensuring the entire bill of materials had been secured.

During the third quarter, our production division was directed to work closely with design to optimize the completion of the all new modular powertrain and chassis architecture which will be the core of our production effort for the next 7 to 10 years. We expect CX4 (meaning Confederate 4th generation) to launch with the P51 Combat Fighter in the fourth quarter of 2015. We feel that this product will be the absolute best we are capable of producing. This additional quality control and validation had the adverse effect of reducing third quarter production output.

Cost of Goods Sold

Cost of goods sold was $310,276 for the quarterly period ended September 30, 2015 compared with $492,831 for the quarterly period ended September 30, 2014. Cost of goods was lower due to fewer motorcycles being produced as a result of management’s decision to focus on CX4 architecture. .. Year-to-date cost of goods sold totaled $969,108 for the period ended September 30, 2015 compared with $989,567 for the period ended September 30, 2014. Cost of goods as a percentage of sales has increased this year due to the increased bill of materials for the Hellcat Speedster along with minor increases in fixed and variable overheads. Intense negotiations with our tier one vendors coupled with the proven marketable price of the P51 Fighter Combat are expected to lower and stabilize cost of goods as a percentage of sales.

Gross Profit

Gross profit was $164,808 for the quarterly period ended September 30, 2015, compared with $310,971 for the quarterly period ended September 30, 2014. Gross profit as a percentage of revenue was 35% and 39% for the quarterly periods ended September 30, 2015 and 2014, respectively. Year-to-date gross profit was $539,288 and $752,753 for 2015 and 2014, respectively. Year-to-date gross profit as a percentage of revenue was 36% and 43% for 2015 and 2014, respectively. The decrease in percent to revenue is due to management’s decision to focus on finalizing the CX4 architecture while maintaining increased fixed and variable overhead. Furthermore, the bill of materials for the Hellcat Speedster increased in comparison to the prior X132 Hellcat model.

Operating Expenses

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses were $238,699 for the quarterly period ended September 30, 2015, compared with $231,738 in 2014. SG&A expenses were $777,735 and $699,932 for the first nine months of 2015 and 2014, respectively. The nine month increase in SG&A expenses is attributed to higher legal and professional expenses associated with the current stock offering, protection of our patents and trademarks, and the final payment associated with the settlement of a legal matter (please see Note 6). Travel expense has also increased in an effort to secure off site manufacturing. Finally, general increases in fixed and variable operating overhead expenses have increased this year. Most overhead expenses should stabilize as utility use is in a consistent trend and management is not planning to add additional personnel; however, insurance costs are expected to increase in conjunction with our plan for worldwide homologation.

Research and Development Costs

Research and development (R&D) costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations. Research and development costs totaled $79,457 and $79,806 for the quarters ended September 30, 2015 and 2014, respectively. Research and development expenditures were $135,107 and $205,878 for the first nine months of 2015 and 2014, respectively. R&D costs are expected to elevate as we continue to work on the all new fourth generation architecture.

Results of Operations for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in whole dollars)	2015	2014	2015	2014
Revenue from motorcycles & related products	$475,084	$803,802	$1,500,331	$1,742,320
Gross Profit	$164,808	$310,971	$539,288	$752,753
Operating Expense	$318,156	$311,544	$912,842	$905,810
Other Income (Expense)	$7,478	$1,733	$12,507	$118,012
Net Income (Loss)	$(145,870)	$1,160	$(361,047)	$(35,046)
Earnings (Loss) per Share	$(0.00)	$0.00	$(0.01)	$(0.00)

Plan of Operation

Strengthen our Position in our Core Market

We intend to strengthen and grow our niche position in our target market of high net worth customers. To this end we introduced the P51 Fighter Combat, which management believes is tougher, stronger, lighter and more efficient than our previous designs.

We intend to develop and introduce new products to appeal to the changing needs of our target clients and to bring new clients to the Confederate brand. Our plans for this year include the launch of a new motorcycle model every three months. We believe we can expand our traditional market niche by combining hot rod street credibility, avant-garde American design, and quality hand craftsmanship. We believe that the aesthetics of our new fourth generation architecture simplified to a slightly more conventional level will both solidify and grow our present target audience and open our Confederate brand to high net worth individuals.

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

Media

We do not invest substantially in paid advertising. Several times each year we receive requests to utilize our iconic motorcycles in media which provide an opportunity to be viewed by large numbers of people. The primary source of publicity comes from articles written about Confederate in a broad range of motorcycle publications and the luxury goods press. Articles and broadcast segments featuring Confederate have appeared in The Wall Street Journal, Forbes, The New York Times, Fast Company, The Robb Report, The Men’s Journal, DuPont Registry, GQ, Maxim, Popular Science, Ralph Lauren Magazine, I.D.(which deemed the Wraith the “Worlds Sexiest Motorcycle”) and have recently been featured in the Discovery Network’s series “World’s Most Expensive Rides”. Most recently our brand is expected to be featured in an upcoming Warner Brothers movie and the AMC hit series, “The Walking Dead.”

Historically, we have been forced to decline many offers to feature our products in this way because of our physical location. The time and expense of moving a motorcycle from Birmingham to Los Angles for filming has been an obstacle. We plan to address this by placing a sales and PR office at one of our service center locations in Los Angeles. In this manner we can efficiently respond to all the many media requests we regularly receive. We plan to focus our PR effort in Los Angeles as it is full of high net worth and image conscious consumers and it enjoys a rich motorcycling culture. It is also home to some of our most recognizable clientele.

Manufacturing and Suppliers

We have over 20 years of history using multiple chassis vendors creating multiple chassis parts numbering in excess of 200 per motorcycle. We have successfully negotiated with an all-new tier 1 vendor who will reduce the 200 plus part number count to one, making all of our chassis parts in batches of 100 and delivering to us at a rate of two chassis kits per week or more at our discretion. Just in time delivery along with favorable payment terms is expected to streamline our procurement process and remove the final impediment which has complicated our small batch system throughout our 20 years of hand-crafting Confederate motorcycles. The initial effect of this negotiation was to slow initial time to market by an estimated 60 days. We believe the addition of a tier 1 vendor will add a benefit to quality, efficiency, and predictability in both the medium and long-term.

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

Our minimalist industrial designs utilize aircraft grade billet aluminum throughout as a core competency and competitive advantage. We are in negotiations with a 3D printing pioneer and global CNC enterprise who has represented they can turn around our approximate 150 CNC parts per design from Solidworks file to our shop in kit form as one part in four weeks. They have over 70 programmers on staff. We believe this tier one chassis vendor, joined with S&S, our tier one engine vendor, provides us true manufacturing growth capability.

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection.

Off-site Manufacture

As the Confederate Motors brand grows, we anticipate interest from individuals who cannot readily afford our motorcycles. We believe the excellence of our evolving design form language and reputation as the purveyor of high-end motorcycles can be leveraged through offsite manufacture in order to reduce price point.

We plan to bifurcate our offerings. Our traditional, billet based products will be designated “Confederate Solid”. These examples we plan to hand craft in house. We plan to introduce “Confederate Cast” as an additional range of products, remaining true to our distinctive form language, while taking full advantage of industrialized scaled-up manufacturing. We believe these products provide us the opportunity to serve multiple market segments without diluting the image of our Confederate Solid series and without heavy capital investment in plant, equipment, and human resources. Our plan is to manufacture Confederate Cast products offsite in India, China, and/or Mexico. These opportunities may be developed as a joint venture, or, potentially through licensing and/or royalty agreements.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $116,082.

To the extent we are successful in rolling out our product line and increasing demand for our motorcycles, we plan to use our working capital from increased sales to fund continued operations. Our opinion concerning our liquidity is based on current information in regards to the presales of the P51 Combat Fighter and general interest for upcoming models. Our liquidity projections are also based on new vendor relations which enables parts to be ordered then shipped and paid for on a just in time basis. If our projections prove to be inaccurate, or if vendor circumstances change, we may not be able to meet our liquidity needs. Changing vendor circumstances would include a vendor failing to perform, a vendor is acquired by another entity, or a vendor whose business fails.

As disclosed in Note 10 of our financial statements, management has evaluated our ability to continue as a going concern. While we have significant debt obligations, we believe that some of the principal liabilities should not prevent our ability to continue operations for the foreseeable future. Management believes that the positive response and current backlog of P51 Fighter Combats will generate positive cash flow for the foreseeable future.

At September 30, 2015, we owed a remaining balance of $90,000 in the Settlement Agreement with Mr. Terny. Although delinquent, we continue to make payments as funding becomes available.

At September 30, 2015, we had a remaining registration rights’ liability of $175,500. We have received no demands for repayment of this penalty. In the event demands for payment are made in the future, management intends to seek a negotiated settlement with the holders of the penalty rights and to satisfy the obligation through the issuance of equity shares or an installment payment plan from operating revenues or equity offerings.

At September 30, 2015, we maintained a backlog of orders represented by deferred revenue totaling $712,815. This backlog is a revolving account with funding added as new orders are placed and booked as revenue as motorcycles are shipped. We have the needed inventory to begin assembling and delivering the motorcycles in order to book these funds as revenue; however, P51 Fighter prepayments are currently being accepted, increasing our deferred revenue.

Additionally, management is planning diligently in an effort to begin producing two P51 Fighters per week beginning in November 2015. Previously, we projected to begin production of two P51 Fighters earlier than November 2015; however, there were delays in negotiations with vendors and delays in the delivery of design work which delayed production. We believe the issues which caused the delay are now remedied. We expect to produce up to 40 motorcycles this year which would represent approximately $1 million in gross profit. Management adjusted production estimates to 40 as a result of management’s decision to have production work closely with R&D to finalize the CX4 architecture.

Recent Accounting Pronouncements

Various ASU’s up through ASU No. 2015-16 that contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to us or their effect on the financial statements would not have been significant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONFEDERATE MOTORS, INC.

Date: November 20, 2015	By:	/s/ H. Matthew Chambers
H. Matthew Chambers, CEO Principal Executive Officer

Date: November 20, 2015	By:	/s/ Jay Etheridge
Jay Etheridge, Controller Principal Financial Officer

